Form 10-Q
period 1996-06-30
BENEDEK COMMUNICATIONS CORP
filed 1996-08-20
CIK 1017522

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              --------------------



                                  FORM 10 - Q

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED JUNE 30, 1996

        [  ]    TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO
                        COMMISSION FILE NUMBER 333-9529

                          ---------------------------



                       BENEDEK COMMUNICATIONS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        ---------------------------------

             DELAWARE                                36-4076007
 (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

                            ------------------------

        STEWART SQUARE, SUITE 210
308 WEST STATE STREET, ROCKFORD, ILLINOIS                61101
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE:   (815) 987-5350

                          ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes                     No  X
                                   ----                   -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,030,000 shares of common stock, $0.01 par value, were outstanding at August 19, 1996.

                       BENEDEK COMMUNICATIONS CORPORATION
                          FORM 10-Q TABLE OF CONTENTS

 ITEM
NUMBER
                          PART I- FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS

        Introductory Comments.............................................    3
        Benedek Communications Corporation and Subsidiary
          Consolidated Balance Sheets as of  December 31, 1995
             and June 30, 1996............................................    4
          Consolidated Statements of Operations for the Three Months and
             Six Months Ended  June 30, 1995 and 1996.....................    5
          Consolidated Statement of Stockholder's Deficit for the Six
             Months Ended  June 30, 1996..................................    6
          Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1995  and 1996......................................    7
          Notes to consolidated financial statements......................    9

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND  RESULTS OF OPERATIONS...........................   15

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8K.................................   22

SIGNATURES................................................................   25

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL  STATEMENTS

Introductory  Comments:

The Financial Statements included herein have been prepared by Benedek Communications Corporation ("the Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

                 BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,    JUNE 30,
                                ASSETS                                        1995          1996
                                                                              ----          ----
                                                                                         (UNAUDITED)

Current Assets
   Cash and cash equivalents............................................ $   9,668,331  $  5,691,476
   Accounts receivable, net.............................................    12,529,696    20,812,960

   Due from sellers.....................................................         --        1,799,144
   Current portion of program broadcast rights..........................     1,575,324     2,605,440
   Prepaid expenses.....................................................       576,697     1,377,192
                                                                           -----------   -----------
              TOTAL CURRENT ASSETS......................................    24,350,048    32,286,212
                                                                           -----------   -----------

Property and Equipment..................................................    20,035,715    91,197,864
                                                                           -----------   -----------
Intangible Assets.......................................................    60,420,617   359,759,417
                                                                           -----------   -----------

Other Assets:

   Program broadcast rights, less current portion.......................       687,321     2,521,725
   Deferred loan costs..................................................     5,625,261    13,211,447
   Other................................................................     3,334,359       760,537
                                                                           -----------   -----------
                                                                             9,646,941    16,493,709
                                                                           -----------   -----------
                                                                          $114,453,321 $ 499,737,202
                                                                           ===========   ===========

                LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities
   Current maturities of notes and leases payable.......................  $    318,077 $  6,295,564
   Current maturities of program broadcast rights payable ..............     2,042,643    3,282,547
   Deferred revenue.....................................................       500,000      694,668
   Accounts payable and accrued expenses................................     7,824,297   13,904,094
                                                                           -----------  -----------
              TOTAL CURRENT LIABILITIES.................................    10,685,017   24,176,873
                                                                           -----------  -----------

Long-Term Obligations:
   Notes and capital leases payable.....................................   135,448,947  348,279,540
   Program broadcast rights payable.....................................       632,443    1,866,061
   Deferred revenue.....................................................     4,250,000    4,515,933
   Deferred income taxes................................................         --      58,559,983
                                                                           -----------  -----------
                                                                           140,331,390  413,221,517
                                                                           -----------  -----------
Senior Redeemable Preferred Stock.......................................         --      51,654,094
                                                                           -----------  -----------
Junior Redeemable Preferred Stock.......................................         --      45,237,600
                                                                           -----------  -----------
Stockholder's Deficit:
   Common stock.........................................................     1,046,500       70,030
   Additional paid-in capital...........................................     2,758,178  (32,874,841)
   Accumulated deficit..................................................   (38,886,615)  (1,748,071)
                                                                           -----------  -----------
                                                                           (35,081,937) (34,552,882)
   Less 30.24 shares held in treasury...................................     1,481,149        --
                                                                           -----------  -----------
                                                                           (36,563,086) (34,552,882)
                                                                           -----------  -----------
                                                                          $114,453,321 $499,737,202
                                                                           ===========  ===========


                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                   (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     ---------------------------    -------------------------
                                        1995            1996            1995           1996
                                        ----            ----            ----           ----
Net revenues ....................   $ 13,909,076    $ 18,432,157   $  24,058,657   $  30,115,028
                                    ------------    ------------    ------------    ------------

Operating expenses:
   Selling, technical and
        program expenses ........      5,631,023       8,003,457      10,044,707      13,541,029
   General and administrative ...      1,898,257       2,683,156       3,791,915       4,693,851
   Depreciation and amortization       1,268,398       2,708,863       2,124,505       4,069,293
   Corporate ....................        354,503         591,542         697,759       1,087,434
                                    ------------    ------------    ------------    ------------
                                       9,152,181      13,987,018      16,658,886      23,391,607
                                    ------------    ------------    ------------    ------------
        OPERATING INCOME ........      4,756,895       4,445,139       7,399,771       6,723,421
                                    ------------    ------------    ------------    ------------
FINANCIAL INCOME (EXPENSE)
     Interest expense:
          Cash interest .........     (4,121,671)     (5,635,708)     (7,099,895)     (8,879,980)
          Other interest ........       (151,881)       (216,071)       (337,006)     (1,098,513)
                                    ------------    ------------    ------------    ------------
                                      (4,273,552)     (5,851,779)     (7,436,901)     (9,978,493)
     Interest income ............         72,786         106,586         209,692         212,433
                                    ------------    ------------    ------------    ------------
                                      (4,200,766)     (5,745,193)     (7,227,209)     (9,766,060)
                                    ------------    ------------    ------------    ------------
        NET  INCOME (LOSS) BEFORE
           INCOME TAXES AND
           EXTRAORDINARY ITEM ...        556,129      (1,300,054)        172,562      (3,042,639)

Income taxes ....................           --              --              --              --
                                    ------------    ------------    ------------    ------------

        NET INCOME (LOSS) BEFORE
           EXTRAORDINARY ITEM ...        556,129      (1,300,054)        172,562      (3,042,639)

Extraordinary item:
Gain on early extinguishment
   of debt ......................            --             --         6,863,762            --
                                    ------------    ------------    ------------    ------------
        NET INCOME (LOSS) .......  $     556,129   $  (1,300,054)  $   7,036,324   $  (3,042,639)
                                    ============    ============    ============    ============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIT
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

                                                     ADDITIONAL
                                        COMMON         PAID-IN        ACCUMULATED      TREASURY
                                         STOCK         CAPITAL          DEFICIT         STOCK            TOTAL
                                        ------       ----------       -----------      --------          -----
Balance at December 31, 1995......... $  1,046,500  $    2,758,178  $ (38,886,615)  $ (1,481,149)   $    (36,563,086)
Allocation of proceeds from sale
   of redeemable senior preferred
   stock to initial warrants.........         --         9,000,000            --             --            9,000,000
Exchange of common stock for
   common stock of subsidiary........    (976,470)       (504,679)            --        1,481,149                --
Financing costs related to the
   sale of redeemable preferred stock...      --       (3,055,463)            --             --          (3,055,463)
Reclassification of accumulated
   deficit due to change in income
   tax status........................         --      (41,072,877)     41,072,877            --                  --
Dividends payable on redeemable
   preferred stock...................         --             --          (891,694)           --            (891,694)
Net (loss)...........................         --             --        (3,042,639)           --          (3,042,639)
                                       -----------   ------------    ------------    ------------    --------------
BALANCE AT JUNE 30, 1996............. $     70,030  $ (32,874,841)  $  (1,748,071)  $        --     $   (34,552,882)
                                       ===========   ============    ============    ============    ==============

            BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                               (UNAUDITED)


                                                                                  1995             1996
                                                                                  ----             ----
Cash Flows From Operating Activities
  Net income (loss) .....................................................   $  7,036,324    $ (3,042,639)
  Adjustments to reconcile net income (loss) to net cash  (used in)
    provided by operating activities:
     Amortization of program broadcast rights ...........................      1,081,647       1,302,515
     Depreciation and amortization ......................................      1,345,668       2,701,736
     (Gain) on early extinguishment of debt .............................     (6,863,762)           --
     Amortization of  intangibles and deferred loan costs ...............      1,101,504       1,719,984
     Amortization of note discount ......................................           --           753,517
     (Gain)  on sale of property and equipment ..........................        (17,357)         (7,428)
     Payment of deferred and contingent interest ........................     (4,405,746)           --
     Payment of prepayment premiums .....................................     (2,748,896)           --
     Other ..............................................................         31,691            --
Change in assets and liabilities, net of effects of station acquisitions:
     Receivables ........................................................     (1,574,109)      2,631,367
     Due from sellers ...................................................           --           863,371
     Prepaid expenses ...................................................       (204,103)       (232,727)
     Payments on program broadcast rights payable .......................     (1,037,876)     (1,185,741)
     Accounts payable and accrued expenses ..............................      4,861,661       2,316,000
     Deferred income ....................................................           --          (261,810)
     Contingent and deferred interest payable ...........................        567,533            --
                                                                             -----------     -----------
          Net cash provided by (used in) operating activities ...........       (825,821)      7,558,145
                                                                             -----------     -----------

Cash Flows From Investing Activities
     Purchase of property and equipment .................................       (556,992)     (1,250,886)
     Proceeds from sale of equipment ....................................         25,502          10,300
     Payment for acquisition of stations, net of cash ...................    (26,683,772)   (321,542,152)
     Reimbursement for equipment purchases ..............................           --            79,198
     Purchase of securities .............................................           --          (651,535)
     Payment of  acquisition costs ......................................           --          (316,528)
     Other ..............................................................          2,587          (1,729)
                                                                             -----------     -----------
          Net cash (used in) investing activities .......................    (27,212,675)   (323,673,332)
                                                                             -----------     -----------

Cash Flows From Financing Activities
  Principal payments on notes, including capital lease payables .........    (96,170,752)        (53,226)
  Proceeds from issuance of redeemable preferred stock ..................           --       105,000,000
  Proceeds from long term borrowing .....................................    135,000,000     218,178,200
  Payment of debt acquisition costs .....................................     (5,586,680)    (10,986,642)
                                                                             -----------     -----------
          Net cash provided  by financing activities ....................     33,242,568     312,138,332
                                                                             -----------     -----------
          Net increase (decrease) in cash and cash equivalents ..........      5,204,072      (3,976,855)

Cash and cash equivalents:
  Beginning .............................................................      4,617,242       9,668,331
                                                                             -----------     -----------
  Ending ................................................................   $  9,821,314    $  5,691,476
                                                                             ===========     ===========






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (UNAUDITED)


                                                                                1995             1996
                                                                                -----            ----
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest ............................................   $  5,995,139    $  8,049,422
                                                                             ===========     ===========
Supplemental Schedule of Noncash Investing and Financing
  Activities
     Acquisition of program broadcast rights ............................   $    712,095    $    368,751
     Note payable and capital lease obligation
      incurred for purchase of equipment ................................        197,288          44,100
     Equipment acquired by barter transactions ..........................        162,685          38,719
     Dividends accrued on redeemable preferred stock ....................        891,694            --
                                                                             ===========     ===========


  Acquisitions of stations
     Cash purchase price ................................................   $ 26,683,772    $321,542,152
                                                                             ===========     ===========
     Net working capital, acquired, net of cash $535,810 ................   $ 10,061,537    $       --
     Property and equipment acquired at fair market value ...............      6,500,000      72,533,059
     Intangible assets acquired .........................................     22,313,385     301,026,581
     Deferred income taxes assumed ......................................    (58,872,778)           --
     Other, net .........................................................       (129,613)         19,112
                                                                              28,683,772     324,767,511
     Less:  Application of deposit ......................................     (2,000,000)     (3,225,359)
                                                                             -----------     -----------
                                                                            $ 26,683,772    $321,542,152
                                                                             ===========     ===========

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Nature of Business: Benedek Communications Corporation (the Company) was formed on April 10, 1996. The Company is a holding company that derives its operating income and cash flow from its subsidiary, Benedek Broadcasting Corporation (Benedek Broadcasting) which owns and operates twenty-two television stations located throughout the United States. These stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

         NATURE OF PRESENTATION:  The consolidated  financial statements include the accounts of the Company and its wholly owned subsidiary Benedek Broadcasting. The accounts of Benedek License Corporation (BLC), a wholly owned subsidiary of Benedek Broadcasting, are included in the financial statements of Benedek Broadcasting. All significant intercompany items and transactions have been eliminated in the consolidated financial statements. Since Benedek Broadcasting and the Company have identical stock ownership, these financial statements include the operating results of Benedek Broadcasting accounted for in a manner similar to that of a pooling-of-interests method of accounting. The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1995 and 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

         Operating results for the three and six month periods ended June 30, 1995 and 1996 and for the fiscal year ended 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

(NOTE B) - ACQUISITIONS AND CONTRIBUTION OF CAPITAL

         The Company was formed by the sole stockholder of Benedek Broadcasting. On June 6, 1996, two acquisition agreements entered into during 1995 by Benedek Broadcasting were consummated. These agreements were to acquire (i) the assets of the television broadcasting division of Stauffer Communications, Inc., which owned five television stations (the "Stauffer Stations") for a total purchase price of $54,500,000 and (ii) all the issued and outstanding capital stock of Brissette Broadcasting Corporation ("Brissette") which owned and operated eight television stations for a purchase price of $270,000,000. At the closing of these acquisitions, the sole stockholder of Benedek Broadcasting contributed all of the outstanding shares of common stock of Benedek Broadcasting to the Company in exchange for the issuance to him all of the outstanding shares of common stock of the Company.

         The pro forma results of operations for the three months ended June 30, 1995 and 1996 and the six months ended June 30, 1995 and 1996 assuming the acquisitions had taken place on January 1, 1995 are as follows:

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE B) - ACQUISITIONS AND CONTRIBUTION OF CAPITAL - (CONTINUED)


                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     ---------------------------    -------------------------
                                        1995            1996            1995           1996
                                        ----            ----            ----           ----
Net revenue...................   $  32,261,688  $   32,275,757   $    59,753,871    $  59,894,169

Operating expenses............      24,665,748      26,258,925        49,087,596       51,630,526
Financial expenses............       9,042,482       9,332,957        18,912,181       19,058,439
                                  -------------  --------------   ---------------    -------------
   (Loss) before extra-
      ordinary item...........     (1,446,542)     (3,316,125)       (8,245,906)     (10,794,796)
Extraordinary item............            --              --           6,863,762             --
                                  -------------  --------------   ---------------    -------------
   Net (loss).................   $ (1,446,542)  $  (3,316,125)       (1,382,144)    $(10,794,796)
                                  =============  ==============   ===============    =============
Broadcast cash flow..........    $  14,864,911  $   13,180,847   $    24,994,055    $  22,809,568
                                  =============  ==============   ===============    =============

(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

         Concurrent with the acquisitions described in Note (B) the Company entered into the following financing transactions, the net proceeds of which were contributed to Benedek Broadcasting.

         (1) The Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consists of (i) ten shares of Exchangeable Senior Preferred Stock (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

                  (i) Exchangeable  Redeemable  Senior  Preferred  Stock  -  The
                      Company issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007, with an initial liquidation preference equal to the proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in (ii). Dividends are payable to holders of the outstanding shares at the rate of 15% per annum of the then effective liquidation preference per share, payable quarterly beginning July 1, 1996 and accruing from June 6, 1996. The Company has the option to pay dividends on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then effective liquidation preference. The Company also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. The Company is required to redeem the outstanding shares on July 1, 2007 at a redemption price equal to 100% of the then effective liquidation preference plus any accrued and unpaid dividends to the date of redemption. The Exchangeable Redeemable Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment date. If the Company does not comply with certain obligations with respect to the registration of these securities with the Securities and Exchange Commission, additional cash dividends will accrue on each share at a rate of 0.50% per annum until the effective date of registration.

                 (ii) Initial  Warrants - The  Company  issued  600,000  Initial
                      Warrants each of which entitles the holder thereof to purchase one share of Class A Common Stock at a price of $0.01 per share. The value of the warrants at date of issuance was $9,000,000 which was allocated to paid-in capital and is being amortized at a rate of 15% per annum through July 1, 2007, the mandatory redemption date of the Exchangeable Redeemable Senior Preferred Stock. Accordingly, this amount is being accreted to the Exchangeable Redeemable Senior Preferred Stock on the same basis.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES - (CONTINUED)

                (iii) Contingent   Warrants  -  The   Company   issued   888,000
                      Contingent Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Exchangeable Redeemable Senior Preferred Stock and will not be delivered out of escrow unless the Exchangeable Redeemable Senior Preferred Stock is not redeemed on or prior to a specified future date. Since it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow, no allocation of the proceeds was made to the Contingent Warrants.

         (2) Seller Junior Discount Preferred Stock - The Company issued 450,000 shares of Seller Junior Discount Preferred Stock due 2008 with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Seller Junior Discount Preferred Stock at 7.92% per annum until the fith anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the
             Seller Junior Discount Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Seller Junior Discount Preferred Stock are cumulative from date of issuance. Until the fifth anniversary of the issuance thereof, dividend payments on the Seller Junior Discount Preferred Stock may not be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Seller Junior Discount Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

         (3) 13 1/4% Senior Subordinated Discount Notes due 2006 - The Company issued Senior Subordinated Discount Notes with a principal amount of $170,000,000. These Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semi-annually, commencing November 15, 2001. On or after May 15, 2000, the Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Notes are subordinated to all Senior Debt of the Company. These Notes contain various restrictive covenants, all of which the Company was in compliance with at June 30, 1996.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES - (CONTINUED)

The following table summarizes these activities as follows:

                                                          Exchangeable
                                                           Redeemable                    Seller         13 1/4%
                                                             Senior                  Junior Discount     Senior
                                                           Preferred      Initial       Preferred     Subordinated
                                                             Stock       Warrants         Stock      Discount Notes
                                                           -----------   -----------   -----------   -----------
Issuance of preferred stock.............................   $51,000,000   $ 9,000,000   $45,000,000     $    --
Issuance of senior subordinated
   discount notes.......................................           --            --            --     90,178,200
Accrued dividends ......................................       654,094           --        237,600           --
Amortization of note discount ..........................           --            --            --        753,517
                                                           -----------   -----------   -----------   -----------
Balance at June 30, 1996................................   $51,654,094   $ 9,000,000   $45,237,600   $90,931,717
                                                           ===========   ===========    ==========   ===========

         Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the senior subordinated discount notes (ii) redemption of and cash dividends on the exchangeable preferred stock and (iii) redemption of and cash dividends on the seller junior discount preferred stock will be dependent primarily upon receiving dividends and other payments on advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

(NOTE D) - LONG TERM DEBT

         As part of the financing transactions described in Note C, on June 6, 1996, Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at a fluctuating rate per annum (currently 8.5%) and (ii) a Series B Facility of $58,000,000 at a fluctuating rate per annum (currently 9.0%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which principal payments will be on a semi-annual basis). The Series A Facility and the Series B Facility will mature five years and six and one-half years, respectively, after the closing. Benedek Broadcasting will be required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

         The credit agreement also includes a Revolving Credit Facility of $15,000,000, which bears interest at a customary base rate plus a spread. There were no borrowings on the revolver as of June 30, 1996.

         The Term Loan Facilities and the Revolving Credit Facility are guaranteed by the Company and are secured by certain of the Company's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and secured by all of the stock of BLC. The Term Loan Facilities contain various restrictive covenants and requires compliance with certain financial ratios and covenants. The Company was in compliance with these covenants at June 30, 1996.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE D) - LONG TERM DEBT - (CONTINUED)

         During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The net proceeds of the Senior Secured Notes were used, together with available cash, to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

         The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and sales of assets, among others. Benedek Broadcasting was in complinace with these covenants at June 30, 1996.

         The Senior Secured Notes are collateralized by Benedek Broadcasting's 100% interest in BLC, certain agreements and contract rights related to the stations which includes network affiliation agreements and certain general intangibles.

Notes payable consist of the following:

                                                         JUNE 30,
                                                           1996
                                                     ----------------
                  Senior Secured Notes .............   $135,000,000

                  Term loan Series A ...............     70,000,000

                  Term loan Series B ...............     58,000,000

                  Senior Subordinated Discount Notes     90,931,717
                  Capital leases and other .........        643,387
                                                       ------------
                                                        354,575,104
                  Less current maturities ..........      6,295,564
                                                       ------------
                                                       $348,279,540
                                                       ============

(NOTE E) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

         Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately account for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the acquisitions, the election to be taxed as an 'S' corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recorded a net deferred tax asset of approximately $3,550,000 which was offset by a valuation allowance of the same amount.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE E) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS - (CONTINUED)

         Under the  provision of Statement  of  Financial  Accounting  Standards
(SFAS) No. 109, the deferred tax assets and liabilities, resulting principally from the acquisitions explained in Note B consist of the following components:

                                                   JUNE 30,
                                                     1996
                Deferred tax assets:
                   Loss Carryforwards .........   $  2,365,600
                   Nondeductible allowances and
                      other ...................        976,400
                   Network agreememt ..........      1,800,000
                   Original issue discount ....        312,795
                                                  ------------
                                                     5,454,795
                                                  ------------
                Deferred tax liabilities:
                   Property and equipment .....     15,898,378
                   Intangibles ................     48,116,400
                                                  ------------
                                                    64,014,778
                                                  ------------

                Net deferred tax liability ....   $(58,559,983)
                                                  ============

         At June 30, 1996 a valuation allowance has not been established since in the opinion of management, it is more likely than not that the deferred tax assets, including the net deferred tax asset which resulted from the change in tax status of Benedek Broadcasting, will be realized.

         Under the provisions of the Internal Revenue Code, Benedek Broadcasting
has  approximately   $5,900,000  of  actual  net  operating  loss  carryforwards available to offset future tax liabilities of Benedek Broadcasting.

(NOTE F) - COMMON STOCK AND OTHER SECURITIES

Common stock consists of the following numbers of shares.

                                            Authorized      Issued     Outstanding
Class A common $.01 par value........         25,000,000         --           --
Class B common $.01 par value........         25,000,000    7,030,000    7,030,000

In addition, the Board of Directors of the Company has authorized 2,500,000 shares of preferred stock, 1,050,000 of which have been issued as described in Note C above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The operating revenues of the Company are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and from barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

         Approximately 56.9% of the gross revenues of the Company in the six months ended June 30, 1996 was generated from local and regional advertising, which is sold primarily by its television station's sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

         Local/regional advertising and national advertising constitute the largest categories of the Company's operating revenues and represent approximately 84.1% of gross revenues for the six months ended June 30, 1996 as compared to 87.4% for the six months ended June 30, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company was 86.2% for the six months ended June 30, 1996 as compared to 88.1% for the six months ended June 30, 1995. The decrease was the result of an increase in network compensation of $1.0 million or 72.1%, representing 7.1% of gross revenues (excluding political advertising revenues) for the six months ended June 30, 1996 as compared to 5.0% of gross revenues (excluding political advertising revenues) for the six months ended June 30, 1995. For the six months ended June 30, 1996, the Company reported net revenues of $30.1 million compared to net revenues of $24.1 million for the six months ended June 30, 1995. The Company had a net loss of $3.0 million for the six months ended June 30, 1996 compared to a net income of $7.0 million (after an extraordinary gain of $6.9 million) for the six months ended June 30, 1995. Operating cash flow for the six months ended June 30, 1996 was $10.9 million as compared to $9.6 million for the six months ended June 30, 1995.

         In December 1995, the Company entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid the Company bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, the Company also agreed with CBS that, upon the consummation of the acquisition of the Brissette and Stauffer Stations (the "Acquired Stations"), the terms of the affiliation agreements for the Acquired Stations which are CBS affiliates would be extended through 2005.

         The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station are fully depreciated. However, for the six months ended June 30, 1996, depreciation and amortization increased $1.9 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received.The Company's operating expenses (excluding depreciation and amortization) have remained fairly constant and represent approximately 64.2% of net revenues for the six months ended June 30, 1996 as compared to 60.4% of net revenues for the six months ended June 30, 1995.

         On March 31, 1995, the Company acquired for a cash purchase price of $28.7 million substantially all of the assets (excluding cash and accounts receivable) of the Dothan Station which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

         On June 6, 1996, the Company acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of Stauffer Communications, Inc. (the "Stauffer Stations") consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV. Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

         On June 6, 1996, the Company acquired all of the capital stock of Brissette Broadcasting Corporation ("Brissette") for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving
Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance to General Electric Capital Corporation ("GECC") and Mr. Paul Brissette of the junior preferred stock of the Company.

         The Company has included operating and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Operating cash flow is defined as operating income before financial income as derived from statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less cash payments for program broadcast rights. Broadcast cash flow is defined as operating cash flow less corporate expenses. Operating cash flow is used to pay principal and interest on long-term debt and to fund capital expenditures. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         The historical results of operations and operating data include the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

The following table sets forth certain operating data for the periods indicated:

                                     THREE MONTHS ENDED JUNE 30,                        SIX MONTHS ENDED JUNE 30,
                                    1995                      1996                     1995                   1996
                           ----------------------    -----------------------  ---------------------- ----------------------
                                        % of Net                    % of Net                % of Net              % of Net
                              $         Revenue          $           Revenue     $          Revenue      $        Revenue
                              -         --------         -          --------     -          --------     -        --------
Revenues:
   Local/regional ......   $  9,530        68.5 %      $ 12,006        65.1 % $ 16,431        68.3 % $ 19,559        64.9 %
   National ............      4,255        30.6           5,918        32.1      7,692        32.0      9,355        31.1
   Political ...........        206         1.5             404         2.2        221         0.9        849         2.8
   Network .............        773         5.5           1,400         7.6      1,378         5.7      2,372         7.9
   Barter ..............        875         6.3           1,014         5.5      1,362         5.7      1,603         5.3
   Other ...............        263         1.9             363         2.0        506         2.1        638         2.1
                        ---------------------------------------------------------------------------------------------------
Gross revenues .........   $ 15,902       114.3 %      $ 21,105       114.5 % $ 27,590       114.7 % $ 34,376       114.1 %
   Agency/national
       commissions .....      1,993        14.3           2,673        14.5      3,531        14.7      4,261        14.1
                        ---------------------------------------------------------------------------------------------------
Net revenue ............   $ 13,909       100.0 %      $ 18,432       100.0 % $ 24,059       100.0 % $ 30,115       100.0 %
                        ---------------------------------------------------------------------------------------------------
Operating Expenses:
   Compensation and
          payroll taxes    $  3,976        28.6 %      $  5,793        31.5 % $  7,362        30.6 % $  9,881        32.8 %
   Amortization of
          program rights        571         4.1             705         3.8      1,082         4.5      1,302         4.3
   Depreciation and
          amortization .      1,268         9.1           2,709        14.7      2,124         8.8      4,069        13.6
   Corporate expenses ..        355         2.6             591         3.2        698         2.9      1,087         3.6
   Barter ..............        603         4.3             781         4.2      1,037         4.3      1,275         4.2
   Other ...............      2,379        17.1           3,408        18.5      4,356        18.1      5,778        19.2
                        ---------------------------------------------------------------------------------------------------
                           $  9,152        65.8 %        13,987        75.9 % $ 16,659        69.2 % $ 23,392        77.8 %
                        ---------------------------------------------------------------------------------------------------
Operating Income .......   $  4,757        34.2 %      $  4,445        24.1 % $  7,400        30.8 % $  6,723        22.3 %
Financial expenses, net      (4,201)      (30.2)         (5,745)      (31.2)%   (7,227)      (30.1)    (9,766)      (32.4)
                        ---------------------------------------------------------------------------------------------------
Net income (loss)
   before extra items ..   $    556         4.0 %      $ (1,300)       (7.1)% $    173         0.7 % $ (3,043)      (10.1)%
                        ===================================================================================================

Broadcast cash flow ....   $  6,342                    $  7,787               $ 10,266               $ 11,995
Broadcast cash flow
   margin ..............      45.6%                       42.2%                  42.7%                  39.8%
Operating cash flow ....   $  5,987                    $  7,196               $  9,568               $ 10,908
Operating cash flow
  margin ...............      43.0%                       39.0%                  39.8%                  36.2%

The following table sets forth certain pro forma operating data (in thousands) as if the acquisitions of the Brissette and Stauffer Stations and the Dothan Station had been consummated at the beginning of the periods set forth below based on their respective historical results without adjustment:

                                      THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                      ---------------------------            -------------------------
                                        1995                1996               1995                1996
                                        ----                ----               ----                ----
Net revenues ..................       $32,262             $32,276             $59,754             $59,894
Operating expenses(1) .........        17,397              19,095              34,760              37,085
Broadcast cash flow ...........       $14,865             $13,181             $24,994             $22,810
                                      =======             =======             =======             =======
Broadcast cash flow margin ....          46.1%               40.8%               41.8%               38.1%
                                      =======             =======             =======             =======

(1) Operating expenses as presented are based upon operating expenses determined in accordance with generally accepted accounting principles adjusted to eliminate depreciation and amortization, corporate expenses and amortization of program rights and to add payments for program broadcast rights.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Net revenues for the three months ended June 30, 1996 increased $4.5 million or 32.5% to $18.4 million from $13.9 million for the three months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $5.0 million. On a proforma basis, giving effect to the acquisition ("Same Station") net revenues for the three months ended June 30, 1996 remained flat from the three months ended June 30, 1995. On a Same Station basis, political advertising revenue for the three months ended June 30, 1996 increased by $0.4 million to $0.7 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $0.3 million or 0.7% from the three months ended June 30, 1995.

         Operating expenses for the three months ended June 30, 1996 increased $4.8 million or 52.8% to $14.0 million from $9.2 million for the three months ended June 30, 1995. Of the increase in operating expenses, $2.7 million was attributable to the acquisition of the Acquired Stations. As a percentage of net revenues, operating expenses increased to 75.9% from 65.8% in the three months ended June 30, 1995, primarily as a result of an increase of $1.4 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the three months ended June 30, 1996 increased $1.6 million or 6.5% from the three months ended June 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 76.5% for the three months ended June 30, 1995 to 81.4% in the three months ended June 30, 1996.

         Operating income for the three months ended June 30, 1996 decreased $0.3 million or 6.5% to $4.4 million from $4.7 million for the three months ended June 30, 1995.

         Financial (expenses), net for the three months ended June 30, 1996 increased $1.5 million or 36.8% to $5.7 million from $4.2 million in the three months ended June 30, 1995, due to the Company's higher debt level following the offering of the Senior Secured Notes in March 1995.

         Net loss for the three months ended June 30, 1996 was $1.3 million as compared to net income of $0.6 million for the three months ended June 30, 1995.

         Broadcast cash flow for the three months ended June 30, 1996 increased $1.5 million or 23.8% to $7.8 million from $6.3 million for the three months ended June 30, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 42.2% for the three months ended June 30, 1996 from 45.6% for the three months ended June 30, 1995. On a Same Station basis, broadcast cash flow for the three months ended June 30, 1996 decreased $1.7 million or 11.3% to $13.2 million from $14.7 million for the three months ended June 30, 1995. As a percentage of net revenues, broadcast cash flow margin decreased to 40.8% for the three months ended June 30, 1996 from 46.1% for the three months ended June 30, 1995. The decrease in broadcast cash flow and broadcast cash flow margin for the three month period ended June 30, 1996 was primarily related to an increase in operating expenses used in determining broadcast cash flow. Such expenses increased by $1.3 million or 12.8% at the Acquired Stations for the three months ended June 30, 1996 from the comparable period in 1995 and by $0.4 million or 5.4% at the Company's previously owned stations.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Net revenues for the six months ended June 30, 1996 increased $6.1 million or 25.2% to $30.1 million from $24.0 million for the six months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $5.0 million. On a Same Station basis, net revenues for the six months ended June 30, 1996 increased $0.1 million or 0.2% from the six months ended June 30, 1995. Political advertising revenue for the six months ended June 30, 1996 increased by $1.3 million to $1.6 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.0 million or 1.5% from the six months ended June 30, 1995.

         Operating expenses for the six months ended June 30, 1996 increased $6.7 million or 40.4% to $23.4 million from $16.7 million for the six months ended June 30, 1995. As a percentage of net revenues, operating expenses increased to 77.8% from 69.2% in the six months ended June 30, 1995, as a result of the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the six months ended June 30, 1996 increased $2.5 million or 5.2% from the six months ended June 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 82.1% for the six months ended June 30, 1995 to 86.2% in the six months ended June 30, 1996.

         Operating income for the six months ended June 30, 1996 decreased $0.7 million or 9.1% to $6.7 million from $7.4 million for the six months ended June 30, 1995.

         Financial (expenses), net for the six months ended June 30, 1996 increased $2.5 million or 35.1% to $9.8 million from $7.2 million in the six months ended June 30, 1995 due to the Company's higher debt level following the offering of the Senior Secured Notes in March 1995.

         Net loss for the six months ended June 30, 1996 was $3.0 million as compared to net income of $7.0 million for the six months ended June 30, 1995 primarily as a result of an extraordinary gain of $6.9 million on the early extinguishment of debt.

         Broadcast cash flow for the six months ended June 30, 1996 increased $1.7 million or 16.9% to $12.0 million from $10.3 million for the six months ended June 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 39.8% for the six months ended June 30, 1996 from 42.7% for the six months ended June 30, 1995. On a Same Station basis, broadcast cash flow for the six months ended June 30, 1996 decreased $2.2 million or 8.6% to $22.9 million from $25.0 million for the six months ended June 30, 1995. As a percentage of net revenues, broadcast cash flow margin decreased to 38.1% for the six months ended June 30, 1996 from 41.8% for the six months ended June 30, 1995.

         The decrease in broadcast cash flow and broadcast cast flow margin for the six month period ended June 30, 1996 was primarily related to an increase in operating expense used in determining broadcast cash flow. Such expenses increased by $2.2 million or 11.2% at the Acquired Stations for the six month period ended June 30, 1996 from the comparable period in 1995, while such operating expenses at the Company's previously owned stations remained flat.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $7.6 million for the six months ended June 30, 1996 compared to $(0.8) million for the six months ended June 30, 1995. For the six months ended June 30, 1996 cash flows from operating activities included $2.5 million from the bonus payment from CBS. For the six months ended June 30, 1995 cash flows from operating activities primarily resulted from the refinancing of substantially all of the Company's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of noncash gain on early extinguishment of debt.

         Cash Flows from Investing Activities were $(323.7) million for the six months ended June 30, 1996, compared to $(27.2) million for the six months ended June 30, 1995. For the six months ended June 30, 1996, cash flows from investing activities primarily resulted from the payment of $321.5 million for the acquired Stations. For the six months ended June 30, 1995 cash flows used in investing activities included $26.7 million paid to acquire the Dothan Station.

         Cash Flows from Financing Activities were $312.1 million for the six months ended June 30, 1996 compared to $33.2 million for the six months ended June 30, 1995. For the six months ended June 30, 1996 cash flows from financing activities resulted from the proceeds of financing acquisitions. For the six months ended June 30, 1995 cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of the Company's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

THE FINANCING PLAN

         The Company, together with its subsidiary Benedek Broadcasting, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes to generate gross proceeds of $90.2 million, (ii) the offer and sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock and warrants to generate gross proceeds of $60.0 million,
(iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock to GECC and Mr. Paul Brissette. Benedek Broadcasting also has available to it $15.0 million under the Revolving Credit Facility of the Credit Agreement.

         The Company believes that the financing plan will provide for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. The Company anticipates that operating cash flow of Benedek Broadcasting will be sufficient to finance the operating requirements of its stations, debt service requirements and presently anticipated capital expenditures. The Company anticipates that substantial capital expenditures may be required at a number of the stations acquired in June 1996.

         The Senior Subordinated Discount Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Exchangeable Redeemable Senior Preferred Stock and interest payment dates with respect to the Exchange Debentures through and including July 1, 2001, the Company may, at its option, pay dividends by adding the amount thereof to the then effective liquidation preference of the Exchangeable Redeemable Senior Preferred Stock or pay interest on the Exchange Debentures by issuing additional Exchange Debentures. For all dividend payment dates with respect to the Seller Junior Discount Preferred Stock prior to October 1, 2001, the Company is required to pay such dividends by adding the amount thereof to the then effective liquidation preference of the Seller Junior Discount Preferred Stock. In order for the Company to meet its debt service obligations and pay required dividends after May 15, 2001 with respect to the Notes, after July 1, 2001 with respect to the Exchangeable Preferred Stock or Exchangeable Debentures, as the case may be, and from and after October 1, 2001 with respect to the Seller Junior Discount Preferred Stock, the Company will need to substantially increase broadcast cash flow at its stations.

         In order to repay the Senior Subordinated Discount Notes and the Senior Secured Notes at maturity, the Company will need to refinance all or a portion of such Notes. The Company's ability to refinance the Senior Subordinated Discount Notes and the Senior Secured Notes will depend upon the Company's operating performance, as well as prevailing economic and market conditions, levels of interest rates, refinancing costs and other factors, many of which are beyond the Company's control.

         The Company is a holding company that will derive all of its operating income and cash flow from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a Change of Control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to the Company, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the financing plan, as of June 30, 1996, Benedek Broadcasting could have distributed approximately $188.5 million to the Company under such limitations.

         The Credit Agreement entered into by Benedek Broadcasting as part of the financing plan includes Term Loan Facilities and a Revolving Credit Facility. The Term Loan Facilities consist of (i) Series A Facility of $70.0 million and (ii) Series B Facility of $58.0 million. The Term Loan Facilities provide for quarterly amortization until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility will mature five years and the Series B Facility will mature six and one-half years after the closing. Benedek Broadcasting will be required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

         In addition, Benedek Broadcasting will be required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. Benedek Broadcasting will also be required to make prepayments on the Term Loan Facilities in an amount equal to 50% of Benedek Broadcasting's excess cash flow (as defined). These mandatory prepayments will be applied to prepay, on a pro rata basis, the Series A and Series B Facilities. The Series A Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The Series B Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the Term Loan Facilities and Revolving Credit Facility will bear interest are subject to reductions at such times as certain leverage ratio performance tests are met.

         Benedek Broadcasting will have the ability, subject to a borrowing base and compliance with certain covenants and conditions, to borrow up to an additional $15.0 million for general corporate purposes pursuant to the revolving credit facility. The revolving credit facility has a term of five years and is fully revolving until final maturity. The revolving credit facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

         The Term Loan Facilities and the revolving credit facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and will be secured by all of the stock of BLC.

         The Term Loan Facilities and the revolving credit facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/operating cash flow ratio, total debt/operating cash flow ratio and minimum operating cash flow. In addition, the Term Loan Facilities and the revolving credit facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, leases, guarantees and investments. The Term Loan Facilities and the revolving credit facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

SEASONALITY

         Net revenues and operating cash flow of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

EMERGING ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation' in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its consolidated financial statements.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit
   No.                                  Description of Exhibits
- -------                                 -----------------------
    3.1  -   Certificate  of  Incorporation  of the Registrant,  incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
             on Form S-4, File No. 333-09529,  filed on August 2, 1996 (the "S-4
             Registration Statement").

    3.2  -   By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

    3.3  -   Certificate   of   Designation  of   the  Powers,  Preferences  and
             Relative, Participating, Optional and Other Special Rights of 15.0%
             Exchangeable   Redeemable  Senior  Preferred  Stock  Due  2007  and
             Qualifications,  Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

    3.4  -   Certificate    of    Designation,    Preferences   and    Relative,
             Participating, Optional and Other Special Rights of Series C Junior
             Discount  Preferred  Stock  and  Qualifications,   Limitations  and
             Restrictions  thereof,  incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

    4.1  -   Indenture  dated  as  of May 15, 1996  between the  Registrant  and
             United  States Trust  Company of New York,  relating to the 13 1/4%
             Senior  Subordinated  Discount  Notes  due  2006,  incorporated  by reference to Exhibit 4.1 to the S-4 Registration Statement.

    4.2  -   Form  of  13 1/4%   Senior  Subordinated  Discount  Note  due  2006
             (included  in Exhibit 4.1  hereof),  incorporated  by  reference to
             Exhibit 4.2 to the S-4 Registration Statement.

    4.3  -   Indenture  dated  as of March 1, 1995 between Benedek  Broadcasting
             Corporation  ("Benedek  Broadcasting")  and The  Bank of New  York,
             relating  to the 11 7/8% Senior  Secured  Notes due 2005 of Benedek
             Broadcasting,  incorporated  by reference to Exhibit 4.3 to the S-4
             Registration Statement.

    4.4  -   Form   of  11  7/8%   Senior  Secured  Note  due  2005  of  Benedek
             Broadcasting  (included  in Exhibit 4.3  hereof),  incorporated  by reference to Exhibit 4.4 to the S-4 Registration Statement.

    4.5  -   Certificate   of   Designation   of  the  Powers,  Preferences  and
             Relative, Participating, Optional and Other Special Rights of 15.0%
             Exchangeable   Redeemable  Senior  Preferred  Stock  Due  2007  and
             Qualifications,  Limitations  and  Restrictions  thereof  (filed as
             Exhibit 3.3  hereof),  incorporated  by reference to Exhibit 4.5 to the S-4 Registration Statement.

    4.6  -   Certificate    of    Designation,    Preferences    and   Relative,
             Participating, Optional and Other Special Rights of Series C Junior
             Discount  Preferred  Stock  and  Qualifications,   Limitations  and
             Restrictions thereof (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

Exhibit
   No.                                         Description
- -------                                        -----------
    4.7  -   Warrant  Agreement  dated as of June 5, 1996 between the Registrant and IBJ  Schroder  Bank & Trust  Company  with  respect  to Class A
             Common  Stock  of the  Registrant,  incorporated  by  reference  to
             Exhibit 4.7 to the S-4 Registration Statement.

    10.1 -   Purchase  Agreement  dated  May 30, 1996 between the Registrant and
             Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement.

    10.2 -   Exchange  and   Registration  Rights  Agreement  dated May 30, 1996
             between the Registrant and Goldman, Sachs & Co. with respect to the
             13 1/4%  Senior  Subordinated  Discount  Notes,  due  2006,  of the
             Registrant,  incorporated  by  reference to Exhibit 10.2 to the S-4
             Registration Statement.

    10.3 -   Placement   Agreement   dated  June 5, 1996  among the  Registrant,
             Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.

    10.4 -   Exchange  and   Registration  Rights  Agreement  dated June 5, 1996
             among  the  Registrant,  Goldman,  Sachs  & Co.  and BT  Securities
             Corporation  with  respect  to the  15.0%  Exchangeable  Redeemable
             Senior Preferred Stock due 2007 of the Registrant,  incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.

    10.5 -   Warrant  Agreement  dated as of June 5, 1996 between the Registrant and IBJ  Schroder  Bank &  Trust  Company  (filed  as  Exhibit  4.7 hereof),  incorporated  by  reference  to  Exhibit  10.5 to the S-4
             Registration Statement.

    10.6 -   Contingent  Warrant  Escrow   Agreement  dated June 5, 1996 between
             the Registrant and IBJ Schroder Bank & Trust Company,  incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement.

    10.7 -   Common  Stock   Registration  Rights  Agreement dated as of June 5,
             1996 among the Registrant,  Goldman,  Sachs & Co. and BT Securities
             Corporation,  incorporated  by reference to Exhibit 10.7 to the S-4
             Registration Statement.

    10.8 -   Credit  Agreement  dated  as  of June 6, 1996 among the Registrant,
             Benedek  Broadcasting,  the Lenders  listed  therein,  Pearl Street
             L.P., Goldman,  Sachs & Co. and Canadian Imperial Bank of Commerce,
             New York Agency, incorporated by reference to Exhibit 10.8 to the S-4 Registration Statement.

    10.9 - Guaranty dated as of June 6, 1996 by the Registrant in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.9 to the S-4 Registration Statement.

    10.10-   Pledge  Agreement  dated  as of June 6, 1996 between the Registrant
             and  Canadian   Imperial   Bank  of  Commerce,   New  York  Agency,
             incorporated by reference to Exhibit 10.10 to the S-4  Registration
             Statement.

    10.11-   Security   Agreement  dated   as   of  June  6,  1996  between  the
             Registrant and Canadian Imperial Bank of Commerce, New York Agency,
             incorporated by reference to Exhibit 10.11 to the S-4  Registration
             Statement.

Exhibit
   No.                                        Description
- -------                                       -----------
 10.12   -   Collateral  Account  Agreement dated as of June 6, 1996 between the
             Registrant and Canadian Imperial Bank of Commerce, New York Agency,
             incorporated by reference to Exhibit 10.12 to the S-4  Registration
             Statement.

 10.13   -   Third  Party  Account  Agreement dated as of June 6, 1996 among the
             Registrant,  AMCORE Bank, N.A., Rockford and Canadian Imperial Bank
             of Commerce, New York Agency,  incorporated by reference to Exhibit
             10.13 to the S-4 Registration Statement.

 10.14   -   Form  of  Indemnity  Agreement  between the  Registrant and each of its executive officers and directors,  incorporated by reference to
             Exhibit 10.14 to the S-4 Registration Statement.

 10.15   -   Option  Agreement  dated  as of June 6, 1996 between the Registrant and K. James Yager,  incorporated  by reference to Exhibit 10.15 to the S-4 Registration Statement.

*10.16   -   Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and A. Richard Benedek.

*10.17   -   Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and K. James Yager.

*10.18   -   Employment  Agreement  dated  as  of  March  8,  1996  between  the
             Registrant and Douglas E. Gealy.

*10.19   -   Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and Ronald L. Lindwall.

*10.20   -   Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and Terrance F. Hurley.

*27      -   Financial Data Schedule Pursuant to Article 5 of Regulation S-X.

- ------------------

* Filed herewith

        (b)  Reports on Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BENEDEK COMMUNICATIONS CORPORATION
                                           (Registrant)

                                        /S/ RONALD L. LINDWALL
                           -----------------------------------------------------
                                           Ronald L. Lindwall
                           Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                     Date: August 19, 1996

                                  EXHIBIT INDEX

                                                                                     Location of Exhibit
Exhibit                                                                                in Sequential
   No.                                  Description of Exhibits                       Numbering System
- -------                                 -----------------------                      -------------------
    3.1   -  Certificate  of  Incorporation  of the Registrant,  incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement
             on Form S-4, File No. 333-09529,  filed on August 2, 1996 (the "S-4
             Registration Statement").

    3.2 - By-laws of the Registrant, incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

    3.3   -  Certificate   of   Designation   of  the  Powers,  Preferences  and
             Relative, Participating, Optional and Other Special Rights of 15.0%
             Exchangeable   Redeemable  Senior  Preferred  Stock  Due  2007  and
             Qualifications,  Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

    3.4   -  Certificate    of    Designation,    Preferences    and   Relative,
             Participating, Optional and Other Special Rights of Series C Junior
             Discount  Preferred  Stock  and  Qualifications,   Limitations  and
             Restrictions  thereof,  incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

    4.1   -  Indenture  dated  as  of May 15, 1996  between the  Registrant  and
             United  States Trust  Company of New York,  relating to the 13 1/4%
             Senior Subordinated Discount Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

    4.2   -  Form  of  13 1/4%   Senior  Subordinated  Discount  Note  due  2006
             (included  in Exhibit 4.1  hereof),  incorporated  by  reference to
             Exhibit 4.2 to the S-4 Registration Statement.

    4.3   -  Indenture  dated  as of March 1, 1995 between Benedek  Broadcasting
             Corporation ("Benedek Broadcasting") and The Bank of New York, relating to the 11 7/8% Senior Secured Notes due 2005 of Benedek
             Broadcasting,  incorporated  by reference to Exhibit 4.3 to the S-4
             Registration Statement.

    4.4   -  Form   of  11  7/8%   Senior  Secured  Note  due  2005  of  Benedek
             Broadcasting  (included  in Exhibit 4.3  hereof),  incorporated  by reference to Exhibit 4.4 to the S-4 Registration Statement.

    4.5   -  Certificate   of   Designation   of  the  Powers,  Preferences  and
             Relative, Participating, Optional and Other Special Rights of 15.0%
             Exchangeable   Redeemable  Senior  Preferred  Stock  Due  2007  and
             Qualifications,  Limitations  and  Restrictions  thereof  (filed as
             Exhibit 3.3  hereof),  incorporated  by reference to Exhibit 4.5 to the S-4 Registration Statement.

    4.6   -  Certificate   of    Designation,    Preferences    and    Relative,
             Participating, Optional and Other Special Rights of Series C Junior
             Discount  Preferred  Stock  and  Qualifications,   Limitations  and
             Restrictions thereof (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4 Registration Statement.

                                                                                     Location of Exhibit
Exhibit                                                                                in Sequential
   No.                                  Description of Exhibits                       Numbering System
- -------                                 -----------------------                      -------------------

    4.7 - Warrant Agreement dated as of June 5, 1996 between the Registrant and IBJ Schroder Bank & Trust Company with respect to Class A
             Common  Stock  of the  Registrant,  incorporated  by  reference  to
             Exhibit 4.7 to the S-4 Registration Statement.

    10.1  -  Purchase  Agreement dated  May  30, 1996 between the Registrant and
             Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement.

    10.2  -  Exchange  and  Registration   Rights  Agreement  dated May 30, 1996
             between the Registrant and Goldman, Sachs & Co. with respect to the
             13 1/4%  Senior  Subordinated  Discount  Notes,  due  2006,  of the
             Registrant,  incorporated  by  reference to Exhibit 10.2 to the S-4
             Registration Statement.

    10.3  -  Placement   Agreement   dated  June 5, 1996  among the  Registrant,
             Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.

    10.4  -  Exchange  and   Registration  Rights  Agreement  dated June 5, 1996
             among  the  Registrant,  Goldman,  Sachs  & Co.  and BT  Securities
             Corporation  with  respect  to the  15.0%  Exchangeable  Redeemable
             Senior Preferred Stock due 2007 of the Registrant,  incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.

    10.5  -  Warrant  Agreement  dated as of June 5, 1996 between the Registrant and IBJ  Schroder  Bank &  Trust  Company  (filed  as  Exhibit  4.7 hereof),  incorporated  by  reference  to  Exhibit  10.5 to the S-4
             Registration Statement.

    10.6 - Contingent Warrant Escrow Agreement dated June 5, 1996 between the Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement.

    10.7  -  Common  Stock  Registration   Rights  Agreement dated as of June 5,
             1996 among the Registrant,  Goldman,  Sachs & Co. and BT Securities
             Corporation,  incorporated  by reference to Exhibit 10.7 to the S-4
             Registration Statement.

    10.8  -  Credit  Agreement  dated  as  of June 6, 1996 among the Registrant,
             Benedek  Broadcasting,  the Lenders  listed  therein,  Pearl Street
             L.P., Goldman,  Sachs & Co. and Canadian Imperial Bank of Commerce,
             New York Agency, incorporated by reference to Exhibit 10.8 to the S-4 Registration Statement.

    10.9 - Guaranty dated as of June 6, 1996 by the Registrant in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.9 to the S-4 Registration Statement.

    10.10 -  Pledge  Agreement  dated as of June 6, 1996 between the  Registrant
             and  Canadian   Imperial   Bank  of  Commerce,   New  York  Agency,
             incorporated by reference to Exhibit 10.10 to the S-4  Registration
             Statement.

    10.11 -  Security  Agreement dated as of June 6, 1996 between the Registrant
             and  Canadian   Imperial   Bank  of  Commerce,   New  York  Agency,
             incorporated by reference to Exhibit 10.11 to the S-4  Registration
             Statement.

                                                                                     Location of Exhibit
Exhibit                                                                                in Sequential
   No.                                  Description of Exhibits                       Numbering System
- -------                                 -----------------------                      -------------------
  10.12   -  Collateral  Account  Agreement dated as of June 6, 1996 between the
             Registrant and Canadian Imperial Bank of Commerce, New York Agency,
             incorporated by reference to Exhibit 10.12 to the S-4  Registration
             Statement.

  10.13   -  Third  Party  Account  Agreement dated as of June 6, 1996 among the
             Registrant, AMCORE Bank, N.A., Rockford and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit
             10.13 to the S-4 Registration Statement.

  10.14   -  Form  of  Indemnity  Agreement  between the  Registrant and each of its executive officers and directors,  incorporated by reference to
             Exhibit 10.14 to the S-4 Registration Statement.

 10.15   -   Option  Agreement  dated  as of June 6, 1996 between the Registrant and K. James Yager,  incorporated  by reference to Exhibit 10.15 to the S-4 Registration Statement.

*10.16    -  Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and A. Richard Benedek.

*10.17    -  Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and K. James Yager.

*10.18    -  Employment  Agreement  dated  as  of  March  8,  1996  between  the
             Registrant and Douglas E. Gealy.

*10.19    -  Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and Ronald L. Lindwall.

*10.20    -  Employment   Agreement  dated  as  of  June  6,  1996  between  the
             Registrant and Terrance F. Hurley.

*27       -  Financial Data Schedule Pursuant to Article 5 of Regulation S-X.

- ------------------

* Filed herewith