Form 10-Q
period 1996-09-30
BENEDEK COMMUNICATIONS CORP
filed 1996-11-14
CIK 1017522

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              --------------------

                                  FORM 10 - Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                  COMMISSION FILE NUMBER     333-95297

                           ---------------------------

                       BENEDEK COMMUNICATIONS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        ---------------------------------
   DELAWARE                                                  36-4076007
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

                            ------------------------

       STEWART SQUARE, SUITE 210
308 WEST STATE STREET, ROCKFORD, ILLINOIS                               61101
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (815) 987-5350

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

                            Yes    X          No ___
                                  ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 7,030,000 shares of common stock, $0.01 par value, were outstanding at November 1, 1996.

                       BENEDEK COMMUNICATIONS CORPORATION
                          FORM 10-Q TABLE OF CONTENTS

 ITEM
NUMBER
                          PART I- FINANCIAL STATEMENTS

Item 1. FINANCIAL STATEMENTS
        Introductory Comments .......................................................   3
        Benedek Communications Corporation and Subsidiary
        Consolidated Balance Sheets as of  December 31, 1995 and September 30, 1996 .   4
        Consolidated Statements of Operations for the Three Months and Nine Months
        Ended September 30, 1995 and 1996 ...........................................   5
        Consolidated Statement of Stockholder's (Deficit) for the Nine Months Ended
          September 30, 1996 ........................................................   6
        Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
          1995 and 1996 .............................................................   7
        Notes to Consolidated Financial Statements ..................................   9

Item 2. MANAGEMENT'S D17CUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .........................................  17

                          PART II - OTHER INFORMATION

Item 6. Exhibits and reports on Form 8K .............................................  28
SIGNATURES ..........................................................................  31

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Introductory Comments:

The Financial Statements included herein have been prepared by Benedek Communications Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,     September 30,
                                                                 1995             1996
                                                                 ----             ----
                                                                               (Unaudited)
                             ASSETS
   Current Assets:
      Cash and cash equivalents .........................   $   9,668,331    $   5,178,512
      Accounts receivable, net ..........................      12,529,696       19,530,386
      Current portion of program broadcast rights .......       1,575,325        5,237,707
      Prepaid expenses ..................................         576,697        1,452,114
                                                            -------------    -------------
         Total current assets ...........................      24,350,049       31,398,719
                                                            -------------    -------------

      Property and Equipment ............................      20,035,715       87,254,038
                                                            -------------    -------------
      Intangible Assets .................................      60,420,617      357,833,262
                                                            -------------    -------------
      Other Assets:

      Deferred loan costs ...............................       5,625,261       13,206,847
      Program broadcast rights, less current portion ....         687,320        2,399,652
      Advance to affiliate ..............................       3,000,000             --
      Acquisition costs .................................         225,359             --
      Other .............................................         109,000          774,363
                                                            -------------    -------------
                                                                9,646,940       16,380,862
                                                            -------------    -------------
                                                            $ 114,453,321    $ 492,866,881
                                                            =============    =============
          LIABILITIES AND STOCKHOLDER'S DEFICIT
   Current Liabilities:
   Current maturities of notes and leases payable .......   $     318,077    $   9,074,052
   Current maturities of program broadcast rights payable       2,042,643        6,525,990
   Accounts payable and accrued expenses ................       7,824,296        8,617,963
   Deferred revenue .....................................         500,000          689,094
   Due to sellers .......................................            --            379,819
                                                            -------------    -------------
      Total current liabilities .........................      10,685,016       25,286,918
                                                            -------------    -------------

   Long-Term Liabilities:

   Notes and capital leases payable .....................     135,448,948      348,753,814
   Program broadcast rights payable .....................         632,444        1,951,859
   Deferred revenue .....................................       4,250,000        4,360,159
   Deferred income taxes ................................            --         55,474,000
                                                            -------------    -------------
                                                              140,331,392      410,539,832
                                                            -------------    -------------

   Senior Redeemable Preferred Stock ....................            --         54,009,638
                                                            -------------    -------------
   Junior Redeemable Preferred Stock ....................            --         46,133,304
                                                            -------------    -------------
   Stockholder's Deficit:

   Common stock .........................................          70,300           70,300
   Additional paid-in capital ...........................       2,253,229      (32,984,915)
   Accumulated equity (deficit) .........................     (38,886,616)     (10,188,196)
                                                            -------------    -------------
                                                              (36,563,087)     (43,102,811)
                                                            -------------    -------------
                                                            $ 114,453,321    $ 492,866,881
                                                            =============    =============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                  ----------------------------   -----------------------------
                                                      1995            1996           1995              1996
                                                      ----            ----           ----              ----
   Net revenues ...............................   $ 12,191,053    $ 29,786,193    $ 36,249,711    $ 59,901,221
                                                  ------------    ------------    ------------    ------------

   Operating expenses:
   Selling, technical and
   program expenses ...........................      5,342,943      14,337,337      15,387,649      27,878,366
   General and administrative .................      1,975,322       4,983,063       5,767,239       9,676,914
   Depreciation and amortization ..............      1,415,123       7,776,513       3,539,627      11,845,806
   Corporate ..................................        417,980         693,375       1,115,739       1,780,809
                                                  ------------    ------------    ------------    ------------
                                                     9,151,368      27,790,288      25,810,254      51,181,895
                                                  ------------    ------------    ------------    ------------
   OPERATING INCOME ...........................      3,039,685       1,995,905      10,439,457       8,719,326
                                                  ------------    ------------    ------------    ------------

   FINANCIAL INCOME (EXPENSE)

        Interest expense:
             Cash interest ....................     (4,028,327)     (6,854,643)    (11,128,222)    (15,734,623)
             Other interest ...................       (148,908)     (3,442,437)       (485,914)     (4,540,950)
                                                  ------------    ------------    ------------    ------------
                                                    (4,177,235)    (10,297,080)    (11,614,136)    (20,275,573)
        Interest income .......................        121,999          34,621         331,690         247,054
                                                  ------------    ------------    ------------    ------------
                                                    (4,055,236)    (10,262,459)    (11,282,446)    (20,028,519)
                                                  ------------    ------------    ------------    ------------
   NET (LOSS) BEFORE INCOME
   TAX BENEFIT AND EXTRA-
   ORDINARY ITEM ..............................     (1,015,551)     (8,266,554)       (842,989)    (11,309,193)

   Income tax benefit .........................           --         3,077,679            --         3,077,679
                                                  ------------    ------------    ------------    ------------

   NET (LOSS) BEFORE EXTRA-
   ORDINARY ITEM ..............................     (1,015,551)     (5,188,875)       (842,989)     (8,231,514)

   Extraordinary item:
   Gain on early extinguishment
   of debt ....................................           --              --         6,863,762            --
                                                  ------------    ------------    ------------    ------------
   NET INCOME (LOSS) ..........................   $ (1,015,551)   $ (5,188,875)   $  6,020,773    $ (8,231,514)
                                                  ============    ============    ============    ============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIT)
                      Nine Months Ended September 30, 1996
                                  (Unaudited)

                                                            Additional
                                                Common        Paid-In      Accumulated
                                                 Stock        Capital        (Deficit)         Total
                                                 -----        -------        ---------         -----
   Balance at December 31, 1995 ..........   $     70,300   $  2,253,229    $(38,886,616)   $(36,563,087)
   Allocation of proceeds from sale of
   redeemable senior preferred stock
   to initial warrants ...................           --        9,000,000            --         9,000,000
   Financing costs related to the sale of
   redeemable preferred stock ............           --       (3,165,267)           --        (3,165,267)
   Reclassification of accumulated deficit
   due to change in income tax status ....           --      (41,072,877)     41,072,877            --
   Dividends payable on redeemable
   preferred stock .......................           --               --      (4,142,943)     (4,142,943)
   Net (loss) ............................           --       (8,231,514)           --        (8,231,514)
                                             ------------   ------------    ------------    ------------
   Balance at September 30, 1996 .........   $     70,300   $(32,984,915)   $(10,188,196)   $(43,102,811)
                                             ============   ============    ============    ============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                                                                   1995              1996
                                                                                   ----              ----
Cash Flows From Operating Activities
   Net income (loss) .......................................................   $   6,020,773    $  (8,231,514)
   Adjustments to reconcile net income (loss) to net cash  (used in)
   provided by operating activities:
   Amortization of program broadcast rights ................................       1,619,464        2,832,189
   Depreciation and amortization ...........................................       2,288,671        8,249,682
   (Gain) on early extinguishment of debt ..................................      (6,863,762)            --
   Amortization of  intangibles and deferred loan costs ....................       1,720,387        4,415,386
   Amortization of note discount ...........................................            --          3,752,112
   (Gain) on sale of property and equipment ................................         (13,707)         (34,862)
   Payment of deferred and contingent interest .............................      (4,405,746)            --
   Payment of prepayment premiums ..........................................      (2,748,896)            --
   Other ...................................................................          31,691             --

   Change in assets and liabilities, net of effects of station acquisitions:

   Receivables .............................................................        (952,661)       3,913,941
   Due from sellers ........................................................            --          2,821,334
   Prepaid expenses ........................................................        (247,071)        (307,649)
   Payments on program broadcast rights payable ............................      (1,574,133)      (1,896,086)
   Accounts payable and accrued expenses ...................................       1,106,017       (3,001,126)
   Deferred income .........................................................            --           (423,158)
   Contingent and deferred interest payable ................................         567,533             --
   Deferred income taxes ...................................................            --         (3,085,982)
                                                                               -------------    -------------
   Net cash provided by (used in) operating activities .....................      (3,451,440)       9,004,267
                                                                               -------------    -------------
   Cash Flows From Investing Activities
   Purchase of property and equipment ......................................        (856,537)      (2,644,579)
   Proceeds from sale of equipment .........................................          70,162          187,300
   Payment for acquisition of stations, net of cash ........................     (26,686,909)    (321,848,468)
   Reimbursement for equipment purchases ...................................            --             79,198
   Purchase of securities ..................................................            --           (663,937)
   Other ...................................................................          10,665            3,616
                                                                               -------------    -------------
   Net cash (used in) investing activities .................................     (27,462,619)    (324,886,870)
                                                                               -------------    -------------
   Cash Flows From Financing Activities
   Principal payments on notes, including capital lease payables ...........     (96,254,583)        (249,726)
   Proceeds from issuance of redeemable preferred stock ....................            --        105,000,000
   Proceeds from long term borrowing .......................................     135,000,000      218,178,200
   Payment of debt acquisition costs .......................................      (5,646,723)     (11,535,690)
                                                                               -------------    -------------
   Net cash provided  by financing activities ..............................      33,098,694      311,392,784
                                                                               -------------    -------------
   Net increase (decrease) in cash and cash equivalents ....................       2,184,635       (4,489,819)

   Cash and cash equivalents:
   Beginning ...............................................................       4,617,242        9,668,331
                                                                               -------------    -------------
   ENDING ..................................................................   $   6,801,877    $   5,178,512
                                                                               =============    =============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                                                          1995             1996
                                                                          ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash payments for interest ....................................   $  13,630,495    $  19,450,026
                                                                     =============    =============

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES

   Acquisition of program broadcast rights .......................   $   2,113,646    $   3,679,322
   Note payable and capital lease obligation incurred for purchase
   of equipment ..................................................         197,288          380,253
   Equipment acquired by barter transactions .....................         306,221           62,555
   Dividends accrued on redeemable preferred stock ...............   $        --      $   4,142,943
                                                                     =============    =============

   Acquisitions of stations:

   Cash purchase price ...........................................   $  26,686,909    $ 321,848,468
                                                                     =============    =============

   Net working capital acquired, net of cash $535,810 in 1996 ....   $       7,565    $   9,840,537
   Property and equipment acquired at fair market value ..........       7,533,196       72,533,059
   Intangible assets acquired ....................................      21,283,326      301,351,989
   Deferred income taxes assumed .................................            --        (58,872,778)
   Other, net ....................................................        (137,178)         221,020
                                                                     -------------    -------------
                                                                        28,686,909      325,073,827
   Less:  Application of deposit .................................      (2,000,000)      (3,225,359)
                                                                     -------------    -------------
                                                                     $  26,686,909    $ 321,848,468
                                                                     =============    =============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

         NATURE OF BUSINESS: Benedek Communications Corporation (the "Company") was formed on April 10, 1996. The Company is a holding company that derives its operating income and cash flow from its subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting") which owns and operates twenty-two television stations located throughout the United States. These stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Benedek Broadcasting. The accounts of Benedek License Corporation (BLC), a wholly owned subsidiary of Benedek Broadcasting, are included in the financial statements of Benedek Broadcasting. All significant intercompany items and transactions have been eliminated in the consolidated financial statements. Since Benedek Broadcasting and the Company have identical stock ownership, these financial statements include the operating results of Benedek Broadcasting accounted for in a manner similar to that of a pooling-of-interests method of accounting. The financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1996. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

         Operating results for the three and nine month periods ended September 30, 1995 and 1996 and for the fiscal year ended 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1996.

(NOTE B) - ACQUISITIONS AND CONTRIBUTION OF CAPITAL

         The Company was formed by the sole stockholder of Benedek Broadcasting. On June 6, 1996, two acquisition agreements entered into during 1995 by Benedek Broadcasting were consummated. These agreements were to acquire (i) the assets of the television broadcasting division of Stauffer Communications, Inc., which owned five television stations for a total purchase price of $54,500,000 and
(ii) all the issued and outstanding capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000. At the closing of these acquisitions, the sole stockholder of Benedek Broadcasting contributed all of the outstanding shares of common stock of Benedek Broadcasting to the Company in exchange for the issuance to him all of the outstanding shares of common stock of the Company.

         The pro forma results of operations for the three months ended September 30, 1995 and 1996 and the nine months ended September 30, 1995 and 1996 assuming the acquisitions had taken place on January 1, 1995 are as follows:

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE B) - ACQUISITIONS AND CONTRIBUTION OF CAPITAL - (CONTINUED)

                             Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                            -----------------------------    ---------------------------
                                1995            1996            1995            1996
                                ----            ----            ----            ----
   Net revenue ..........   $ 28,091,356    $ 29,786,194    $ 87,845,440    $ 89,681,253

   Operating expenses ...     25,836,043      27,790,277      77,260,605      81,069,436
   Financial expenses ...     10,384,813      10,707,410      30,992,412      31,824,988
                            ------------    ------------    ------------    ------------
   (Loss) before income
   taxes and extra-
   ordinary item ........     (8,129,500)     (8,711,493)    (20,407,577)    (23,213,171)
   Income tax benefit ...      2,691,801       2,424,598       8,748,974       7,502,187
                            ------------    ------------    ------------    ------------
   (Loss) before extra-
   ordinary item ........     (5,437,699)     (6,286,895)    (11,658,603)    (15,710,984)
   Extraordinary item ...           --              --         6,863,762            --
                            ------------    ------------    ------------    ------------
   Net (loss) ...........   $ (5,437,699)   $ (6,286,895)   $ (4,794,841)   $(15,710,984)
                            ============    ============    ============    ============
   Broadcast cash flow(1)   $ 10,885,239    $ 11,285,131    $ 35,902,089    $ 34,112,707
                            ============    ============    ============    ============

(1) Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast rights.

(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

         Concurrent with the acquisitions described in Note (B) the Company entered into the following financing transactions, the net proceeds of which were contributed to Benedek Broadcasting.

         (1) The Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consists of (i) ten shares of Exchangeable Redeemable Senior Preferred Stock (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

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

                   Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment date. The Exchangeable Redeemable Senior Preferred Stock has been registered with the Securities and Exchange Commission pursuant to a registration statement delayed effective in October 1996.

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

             (iii) Contingent  Warrants - The Company issued 888,000  Contingent
                   Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Exchangeable Redeemable Senior Preferred Stock and will not be delivered out of escrow unless the Exchangeable Redeemable Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow, no allocation of the proceeds was made to the Contingent Warrants.

         (2) Seller Junior Discount Preferred Stock - The Company issued 450,000 shares of Seller Junior Discount Preferred Stock due 2008 with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Seller Junior Discount Preferred Stock at 7.92% per annum until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Seller
             Junior Discount Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Seller Junior Discount Preferred Stock are cumulative from date of issuance. Until the fifth anniversary of the issuance thereof, dividend payments on the Seller Junior Discount Preferred Stock may not be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Seller Junior Discount Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES - (CONTINUED)

         (3) 13 1/4% Senior Subordinated Discount Notes due 2006 - The Company issued Senior Subordinated Discount Notes with a principal amount of $170,000,000. These Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Notes are subordinated to all Senior Debt of the Company. These Notes contain various restrictive covenants, all of which the Company was in compliance with at September 30, 1996. The Senior Subordinated Discount Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

The following table summarizes these activities as follows:

                                     Exchangeable                   Seller        13 1/4%
                                      Redeemable                    Junior        Senior
                                        Senior                     Discount    Subordinated
                                      Preferred      Initial      Preferred      Discount
                                        Stock        Warrants       Stock         Notes
                                     ------------------------------------------------------
   Issuance of preferred stock ...   $51,000,000   $ 9,000,000   $45,000,000   $      --
   Issuance of senior subordinated
   discount notes ................          --            --            --      90,178,200
   Accrued dividends .............     3,009,638          --       1,133,304          --
   Amortization of note discount .          --            --            --       3,752,112
                                     -------------------------------------------------------
   Balance at September 30, 1996 .   $54,009,638   $ 9,000,000   $46,133,304   $93,930,312
                                     =======================================================

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

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE D) - LONG TERM DEBT

         As part of the financing transactions described in Note C, on June 6, 1996, Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at a fluctuating rate per annum (currently 8.81%) (ii) a Series B Facility of $58,000,000 at a fluctuating rate per annum (currently 9.31%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility and the Series B Facility will mature five years and six and one-half years, respectively, after the closing. Benedek Broadcasting will be required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

         The credit agreement also includes a Revolving Credit Facility of $15,000,000, which bears interest at a customary base rate plus a spread. There were no borrowings on the revolver as of September 30, 1996.

         The Term Loan Facilities and the Revolving Credit Facility are guaranteed by the Company and secured by certain of the Company's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and are secured by all of the stock of BLC. The Term Loan Facilities contain various restrictive covenants and requires compliance with certain financial ratios and covenants.

        At September 30, 1996, the Company did not meet certain financial ratios contained in its credit agreement. The lenders under the credit agreement have agreed to waive such noncompliance. In connection with such waiver, the Company agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the credit agreement) is in excess of 7.00:1.00, the Term Loan Facilities will bear interest at an additional spread of 25 basis points from that originally provided for in the credit agreement.

         During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The net proceeds of the Senior Secured Notes were used, together with available cash, to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY-TV ("the Dothan Station") and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

         The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at September 30, 1996.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE D) - LONG TERM DEBT (CONTINUED)

         The Senior Secured Notes are collateralized by Benedek Broadcasting's 100% interest in BLC, certain agreements and contract rights related to the stations which includes network affiliation agreements and certain general intangibles.

NOTES PAYABLE CONSIST OF THE FOLLOWING:

                                                            September 30,
                                                                1996
                                                                ----
   Senior Secured Notes .................................   $135,000,000
   Term loan Series A ...................................     70,000,000
   Term loan Series B ...................................     58,000,000
   Senior Subordinated Discount Notes ...................     93,930,312
   Capital leases and other .............................        897,554
                                                            ------------
                                                             357,827,866
   Less current maturities ..............................      9,074,052
                                                            ------------
                                                            $348,753,814
                                                            ============

   (NOTE E) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

         Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the acquisitions, the election to be taxed as an "S" Corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recorded a net deferred tax asset of approximately $3,550,000 which was offset by a valuation allowance of the same amount. Management believes a benefit will be realized to the extent of this net deferred tax asset as a result of the acquisitions. Thus the valuation allowance was eliminated and accounted for as part of the acquisition.

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

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE E) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS - (CONTINUED)

                                   September 30,
                                       1996
                                       ----
Deferred tax assets:
   Loss Carryforwards .........   $  3,543,248
   Nondeductible allowances and
   other ......................      1,089,776
   Network agreement ..........      1,750,000
   Original issue discount ....      1,500,845
                                  ------------
                                     7,883,869
                                  ------------
   Deferred tax liabilities:
   Property and equipment .....     15,252,026
   Intangibles ................     48,105,843
                                  ------------
                                    63,357,869
                                  ------------
   Net deferred tax liability .   $(55,474,000)
                                  ============

         At September 30, 1996 a valuation allowance has not been established since, in the opinion of management, it is more likely than not that the deferred tax assets will be realized.

         Under the provisions of the Internal Revenue Code, the Company has approximately $7,300,000 of actual net operating loss carryforwards available to offset future tax liabilities of the Company.

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                 Three Months Ended  Nine Months Ended
                                                    September 30,      September 30,
                                                 -------------------------------------
                                                   1995      1996      1995     1996
                                                   ----      ----      ----     ----
   Computed "expected" income tax benefit ...     (35.0)%   (35.0)%   (35.0)%  (35.0)%
   State income taxes, net of federal effect        --       (5.0)      --      (5.0)
   Loss allocated to stockholder due to "S" .                                 `
   Corporation status .......................      26.5        --       4.0      8.3
   Intangible amortization not deductible for
   tax purposes .............................       7.3       3.8      26.4      4.3
   Other, net ...............................       1.2      (1.0)      4.6      0.2
                                                  -------------------------------------
Effective tax rate                                  -- %    (37.2)%     -- %   (27.2)%
                                                  =====================================

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

(NOTE F) - COMMON STOCK AND OTHER SECURITIES

Common stock consists of the following numbers of shares:



                                   Authorized    Issued    Outstanding
                                   -----------  ---------  -----------

Class A common $.01 par
value........                       25,000,000       -          -


Class B common $.01 par
value........                       25,000,000  7,030,000  7,030,000


In addition, the Board of Directors of the Company has authorized 2,500,000 shares of preferred stock, 1,050,000 of which have been issued as described in Note C above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, successful integration of acquired television stations, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors.

        Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for corporate expenses, depreciation and amortization.

        As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in Benedek Broadcasting's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein, "broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses.

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

        Approximately 54.9% of the gross revenues of the Company in the nine months ended September 30, 1996 was generated from local and regional advertising, which is sold primarily by its television station's sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

        Local/regional advertising and national advertising constitute the largest categories of the Company's operating revenues and represent approximately 82.2% of gross revenues for the nine months ended September 30, 1996 as compared to 87.1% for the nine months ended September 30, 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company was 86.1% for the nine months ended September 30, 1996 as compared to 87.9% for the nine

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

months ended September 30, 1995. The decrease was the result of an increase in network compensation of $2.6 million or 125.5%, representing 7.2% of gross revenues (excluding political advertising revenues) for the nine months ended September 30, 1996 as compared to 5.1% of gross revenues (excluding political advertising revenues) for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, the Company reported net revenues of $59.9 million compared to net revenues of $36.2 million for the nine months ended September 30, 1995. The Company had a net loss of $8.2 million for the nine months ended September 30, 1996 compared to a net income of $6.0 million (after an extraordinary gain of $6.9 million) for the nine months ended September 30, 1995. Adjusted EBITDA for the nine months ended September 30, 1996 was $21.5 million as compared to $14.0 million for the nine months ended September 30, 1995.

        In December 1995, the Company entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995. In connection with such arrangements, CBS paid the Company bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments are being recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year term of the affiliation agreements. In connection with these payments, the Company also agreed with CBS that, upon the consummation of the acquisition of the Acquired Stations, the terms of the affiliation agreements for the Acquired Stations which are CBS affiliates would be extended through 2005.

        The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network-affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station are fully depreciated. However, for the nine months ended September 30, 1996, depreciation and amortization increased $8.3 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) have remained fairly constant and represent approximately 65.7% of net revenues for the nine months ended
September 30, 1996 as compared to 61.4.% of net revenues for the nine months ended September 30, 1995.

        On March 31, 1995, the Company acquired for a cash purchase price of $28.7 million substantially all of the assets (excluding cash and accounts receivable) of the Dothan Station which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

        On June 6, 1996, the Company acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of the Stauffer Stations consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV. Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

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

        The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

        The following table (in thousands) sets forth certain historical results of operations and operating data for the three and nine months ended September 30, 1995 and 1996. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.




                              Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
                              ----------------------------   ---------------------------
                                   1995          1996            1995         1996
                                   ----          ----            ----         ----
Operating
 income.....................      $3,040       $ 1,996         $10,439      $ 8,719
   Add:
     Amortization of pro-
      gram broadcast rights.         537         1,530           1,619        2,832
     Depreciation and
      amortization..........       1,416         7,776           3,540       11,846
     Corporate
      expenses..............         418           693           1,116        1,781
   Less:
     Payments for program
      broadcast liabilities.        (537)         (710)         (1,574)      (1,896)
                                  ------       -------         -------      -------
Broadcast cash flow.........      $4,874       $11,285         $15,140      $23,282
                                  ======       =======         =======      =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

        The following Same Station information (in thousands) gives effect to the acquisition of the Dothan Station and Brissette and Stauffer Stations as if such transactions were consummated on January 1, 1995. The Same Station information for the three months and nine months ended September 30, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.


                            Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                            ----------------------------  ---------------------------
                                  1995           1996          1995         1996
                                  ----           ----          ----         ----
Net revenues...............      $28,092       $29,786       $87,845       $89,681
                                 -------       -------       -------       -------

Operating expenses:
   Selling, technical and
     program expenses......       12,672        14,281        38,027        41,764
   General and
    administrative.........        4,590         5,039        13,964        14,761
   Depreciation and amorti-
     ization...............        7,939         7,777        23,249        22,502

   Corporate...............          635           693         2,021         2,043
                                 -------       -------       -------       -------
                                  25,836        27,790        77,261        81,070
                                 -------       -------       -------       -------
       OPERATING INCOME....      $ 2,256       $ 1,996       $10,584       $ 8,611
                                 =======       =======       =======       =======

Broadcast cash flow........      $10,885       $11,285       $35,902       $34,113
Broadcast cash flow
   margin..................       38.7%         37.9%          40.9%         38.0%
Adjusted EBITDA............      $10,059       $10,592        $33,242      $29,029
Adjusted EBITDA margin.....       35.8%         35.6%          37.8%         32.4%




THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

        Net revenues for the three months ended September 30, 1996 increased $17.6 million or 144.3% to $29.8 million from $12.2 million for the three months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $17.8 million. On a Same Station basis, net revenues for the three months ended September 30, 1996 remained flat from the three months ended September 30, 1995. On a Same Station basis, political advertising revenue for the three months ended September 30, 1996 increased by $2.1 million to $2.3 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $0.2 million or 0.5% from the three months ended September 30, 1995.

        Net revenues during the three month period ended September 30, 1996 were adversely affected by unexpected weakness in advertising revenues for the Company's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares. On a Same Station basis, net revenues of the Company's CBS affiliated stations increased by 0.3% and net revenues of the Company's ABC affiliated stations increased by 0.3%, while net revenues of the Company's NBC affiliated stations increased by 23.8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

        Operating expenses for the three months ended September 30, 1996 increased $18.6 million or 203.7% to $27.8 million from $9.2 million for the three months ended September 30, 1995. Of the increase in operating expenses, $17.4 million was attributable to the acquisition of the Acquired Stations. As a percentage of net revenues, operating expenses increased to 93.3% from 75.0% in the three months ended September 30, 1995, primarily as a result of an increase of $6.4 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the three months ended September 30, 1996 increased $2.0 million or 7.6% from the three months ended September 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 91.2% for the three months ended September 30, 1995 to 93.3% in the three months ended September 30, 1996.

        Operating income for the three months ended September 30, 1996 decreased $1.0 million or 34.3% to $2.0 million from $3.0 million for the three months ended September 30, 1995.

        Financial (expenses), net for the three months ended September 30, 1996 increased $6.2 million or 153.1% to $10.3 million from $4.1 million in the three months ended September 30, 1995, due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

        Income tax benefit for the three months ended September 30, 1996 was $3.1 million compared to none for the three months ended September 30, 1995. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the three months ended September 30, 1996. For the three months ended September 30, 1995 the Company recognized no income tax benefit due to its "S" Corporation status.

        Net loss for the three months ended September 30, 1996 was $5.2 million as compared to net loss of $1.0 million for the three months ended September 30, 1995.

        Broadcast cash flow for the three months ended September 30, 1996 increased $6.4 million or 131.5% to $11.3 million from $4.9 million for the three months ended September 30, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 37.9% for the three months ended September 30, 1996 from 40.0% for the three months ended September 30, 1995. On a Same Station basis, broadcast cash flow for the three months ended September 30, 1996 increased $0.4 million or 3.7% to $11.3 million from $10.9 million for the three months ended September 30, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 37.9% for the three months ended September 30, 1996 from 38.7% for the three months ended September 30, 1995.

        The decrease in broadcast cash flow and broadcast cash flow margin on a Same Station basis for the three month period ended September 30, 1996 was primarily related to an increase in operating expenses used in determining broadcast cash flow and to lower than expected net revenues. Such operating expenses increased by $1.6 million or 15.7% at the Acquired Stations for the three months ended September 30, 1996 from the comparable period in 1995 and by $0.5 million or 6.8% at the Company's previously owned stations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

        Net revenues for the nine months ended September 30, 1996 increased $23.6 million or 65.2% to $59.9 million from $36.3 million for the nine months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $22.8 million. On a Same Station basis, net revenues for the nine months ended September 30, 1996 increased $1.8 million or 2.1% from the nine months ended September 30, 1995. Political advertising revenue on a Same Station basis for the nine months ended September 30, 1996 increased by $3.4 million to $3.9 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.1 million or 1.1% from the nine months ended September 30, 1995.

        Net revenues during the nine month period ended September 30, 1996 were adversely affected by unexpected weakness in advertising revenues for the Company's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares. On a Same Station basis, net revenues of the Company's CBS affiliated stations decreased by 2.8% and net revenues of the Company's ABC affiliated stations increased by 3.4%, while net revenues of the Company's NBC affiliated stations increased by 9.2%.

        Operating expenses for the nine months ended September 30, 1996 increased $25.4 million or 98.3% to $51.2 million from $25.8 million for the nine months ended September 30, 1995. As a percentage of net revenues, operating expenses increased to 85.4% from 71.2% in the nine months ended September 30, 1995, as a result of the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the nine months ended September 30, 1996 increased $3.8 million or 4.9% from the nine months ended September 30, 1995. Operating expenses as a percentage of net revenues on a Same Station basis increased from 88.0% for the nine months ended September 30, 1995 to 90.5% in the nine months ended September 30, 1996. The increases in operating expenses and operating expense as a percentage of net revenues on a Same Station basis resulted in part from increased expenses at certain of the Acquired Stations during the second quarter prior to their acquisition by the Company.

        Operating income for the nine months ended September 30, 1996 decreased $1.7 million or 16.5% to $8.7 million from $10.4 million for the nine months ended September 30, 1995.

        Financial (expenses), net for the nine months ended September 30, 1996 increased $8.7 million or 77.5% to $20.0 million from $11.3 million in the nine months ended September 30, 1995 due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996 and the offering of the Senior Secured Notes in March 1995.

        Income tax benefit for the nine months ended September 30, 1996 was $3.1 million compared to none for the nine months ended September 30, 1995. The income tax benefit for the nine months ended September 30, 1996 was attributable to the reduction in deferred tax liabilities assumed in the acquisitions and the creation of deferred tax assets. The income tax benefit was less than expected for the nine months ended September 30, 1996 due to the Company's "S" Corporation status prior to the acquisitions. There was no income tax benefit for the nine months ended September 30, 1995 due to the Company's "S" Corporation status.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

        Net loss for the nine months ended September 30, 1996 was $8.2 million as compared to net income of $6.0 million for the nine months ended September 30, 1995. The nine months ended September 30, 1995 included an extraordinary gain of $6.9 million on the early extinguishment of debt.

        Broadcast cash flow for the nine months ended September 30, 1996 increased $8.2 million or 53.8% to $23.3 million from $15.1 million for the nine months ended September 30, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 38.9% for the nine months ended September 30, 1996 from 41.8% for the nine months ended September 30, 1995. On a Same Station basis, broadcast cash flow for the nine months ended September 30, 1996 decreased $1.8 million or 5.0% to $34.1 million from $35.9 million for the nine months ended September 30, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 38.0% for the nine months ended September 30, 1996 from 40.9% for the nine months ended September 30, 1995.

        The decrease in broadcast cash flow and broadcast cash flow margin on a Same Station basis for the nine month period ended September 30, 1996 was primarily related to an increase in operating expenses used in determining broadcast cash flow and to lower than expected net revenues. Such operating expenses increased by $3.8 million or 10.6% at the Acquired Stations for the nine month period ended September 30, 1996 from the comparable period in 1995, while such operating expenses at the Company's previously owned stations remained flat.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $9.0 million for the nine months ended September 30, 1996 compared to $(3.5) million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996 cash flows from operating activities included $2.5 million from the bonus payment from CBS. Cash flows from operating activities included $2.8 million of collections on net accounts receivable provided by Stauffer Communications, Inc. Noncash operating expenses, including depreciation and amortization, increased due to the acquisition. Depreciation and amortization caused operating income to decrease by $12.6 million without an effect on cash flow. For the nine months ended September 30, 1995 cash flows from operating activities primarily resulted from the refinancing of substantially all of the Company's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations included $6.9 million of noncash gain on early extinguishment of debt.

        Cash Flows from Investing Activities were $(324.9) million for the nine months ended September 30, 1996, compared to $(27.5) million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996, cash flows from investing activities primarily resulted from the payment of $321.8 million for the Acquired Stations. For the nine months ended September 30, 1995 cash flows used in investing activities included $26.7 million paid to acquire the Dothan Station.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

        Cash Flows from Financing Activities were $311.4 million for the nine months ended September 30, 1996 compared to $33.1 million for the nine months ended September 30, 1995. For the nine months ended September 30, 1996 cash flows from financing activities resulted from the proceeds of financing acquisitions. For the nine months ended September 30, 1995 cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of the Company's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

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

        The Company believes that the financing plan will provide for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until the Company is required to make cash payments in respect of the Notes, the Exchangeable Preferred Stock and the Seller Junior Discount Preferred Stock (approximately five years). The Company anticipates that capital expenditures of approximately $6.0 million will be required in the aggregate at the Acquired Stations. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

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

THE FINANCING PLAN (CONTINUED)

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

        The Company is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a Change of Control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to the Company, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the implementation of the financing plan on June 6, 1996 (assuming the contribution to the common equity of Benedek Broadcasting of net cash proceeds of proceeds of approximately $188.5 million from the sale of the Notes, the Units and the Seller Junior Discount Preferred Stock), as of September 30, 1996, Benedek Broadcasting could have distributed approximately $188.5 million to the Company under such limitations.

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

THE FINANCING PLAN (CONTINUED)

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

        The Term Loan Facilities and the revolving credit facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/Adjusted EBITDA ratio, total debt/Adjusted EBITDA ratio and minimum Adjusted EBITDA. In addition, the Term Loan Facilities and the revolving credit facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, leases, guarantees and investments. The Term Loan Facilities and the revolving credit facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

        As a result of the lower than expected increases in net revenues on a Same Station basis and the increases in operating expenses on a Same Station basis at certain of the Acquired Stations during the second quarter prior to their acquisition by the Company as described above, at September 30, 1996, the Company did not meet certain financial ratios contained in the Credit Agreement. The lenders under the Credit Agreement have agreed to waive such noncompliance. In connection with such waiver, the Company agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) is in excess of 7.00:1.00, the Term Loan Facilities will bear interest at an additional spread of 25 basis points from that originally provided for in the Credit Agreement. In addition, the results for the second and third quarters of fiscal 1996 will continue to affect the ability of the Company to meet financial ratios in the Credit Agreement for the full fiscal 1996 year and during fiscal 1997. During the fourth quarter of 1996, the Company intends to discuss with its bank lenders a further amendment to the Credit Agreement. The Company believes such an amendment will be required in order to avoid further noncompliance with financial ratios contained in the Credit Agreement.

SEASONALITY

        Net revenues and Adjusted EBITDA of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

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

                                 PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)   Exhibits



Exhibit
   No.                           Description of Exhibits
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

                                                                                    Location of Exhibit
Exhibit                                                                                in Sequential
   No.                           Description of Exhibits                             Numbering System
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


Exhibit
   No.                           Description of Exhibits
-------                          -----------------------

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

  10.16 - Employment Agreement dated as of June 6, 1996 between the Registrant and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.

  10.17 - Employment Agreement dated as of June 6, 1996 between the Registrant and K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

  10.18 - Employment   Agreement  dated   as  of  March  8,  1996   between  the
          Registrant and Douglas E. Gealy,  incorporated by reference to Exhibit
          10.18 to the S-4 Registration Statement.

  10.19 - Employment Agreement dated as of June 6, 1996 between the Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.

  10.20 - Employment Agreement dated as of June 6, 1996 between the Registrant and Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.

 *10.21 - Limited Waiver  and First  Amendment to  Credit  Agreement dated as of
          October  31,  1996  among  the  Registrant,   Benedek   Communications
          Corporation,  Goldman Sachs Credit  Partners  L.P., the lenders listed therein and Canadian  Imperial Bank of Commerce,  New York Agency,  as
          Administrative Agent.

 *27    - Financial Data Schedule Pursuant to Article 5 of Regulation S-X.


------------------
* Filed herewith

       (b)Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BENEDEK COMMUNICATIONS CORPORATION
                                          ----------------------------------
                                                      (Registrant)

                                          By: /S/ RONALD L. LINDWALL
                                          --------------------------------------
                                                    Ronald L. Lindwall

                                          Senior Vice President and Chief
                                           Financial Officer
                                          (Authorized Officer and Principal
                                           Accounting Officer)

                                               Date:   November 14, 1996
                                                    --------------------

                                  EXHIBIT INDEX


                                                                                    Location of Exhibit
Exhibit                                                                                 in Sequential
  No.                            Description of Exhibits                              Numbering System
-------                          -----------------------                              ----------------
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


                                                                                    Location of Exhibit
Exhibit                                                                                 in Sequential
  No.                            Description of Exhibits                              Numbering System
-------                          -----------------------                              ----------------
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



                                                                                    Location of Exhibit
Exhibit                                                                                 in Sequential
  No.                            Description of Exhibits                              Numbering System
-------                          -----------------------                              ----------------
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

 10.16 - Employment Agreement dated as of June 6, 1996 between the Registrant and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.

 10.17 - Employment Agreement dated as of June 6, 1996 between the Registrant and K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

 10.18  - Employment  Agreement   dated  as  of   March  8,  1996   between  the
          Registrant and Douglas E. Gealy,  incorporated by reference to Exhibit
          10.18 to the S-4 Registration Statement.

 10.19 - Employment Agreement dated as of June 6, 1996 between the Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.

 10.20 - Employment Agreement dated as of June 6, 1996 between the Registrant and Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.

*10.21  - Limited  Waiver and  First  Amendment to Credit  Agreement dated as of
          October  31,  1996  among  the  Registrant,   Benedek   Communications
          Corporation,  Goldman Sachs Credit  Partners  L.P., the lenders listed therein and Canadian  Imperial Bank of Commerce,  New York Agency,  as
          Administrative Agent.

*27     - Financial Data Schedule Pursuant to Article 5 of Regulation S-X.



------------------
* Filed herewith