Form 10-K405
period 1996-12-31
BENEDEK COMMUNICATIONS CORP
filed 1997-03-31
CIK 1017522

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996    COMMISSION FILE NUMBER 333-09529
                           ---------------------------
                       BENEDEK COMMUNICATIONS CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           ---------------------------

                DELAWARE                                36-4076007
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                           ---------------------------

     100 PARK AVENUE                                               61101
    ROCKFORD, ILLINOIS                                         (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                           ---------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED:
        -------------------                          ---------------------
                NONE                                          NONE

               SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                          NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     100% of the voting common stock of the registrant is owned by Mr. A. Richard Benedek and none of the voting common stock of the registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 21, 1997, there were outstanding 7,030,000 shares of common stock, $0.01 par value.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
--------------------------------------------------------------------------------

                       BENEDEK COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-K

    ITEM
   NUMBER                                                                                                           PAGE
   ------                                                                                                           ----
                                                              PART I
    Item           1. Business...............................................................................         1
    Item           2. Properties.............................................................................        25
    Item           3. Legal Proceedings......................................................................        28
    Item           4. Submission of Matters to a Vote of Security Holders....................................        28

                                                              PART II

    Item           5. Market for Registrant's Common Equity and Related Stockholder Matters..................        29
    Item           6. Selected Consolidated Financial Data...................................................        29
    Item           7. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.............................................................................        31
    Item           8. Financial Statements and Supplementary Data............................................        40
    Item           9. Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure.............................................................................        40

                                                             PART III

    Item          10. Directors and Executive Officers of the Registrant.....................................        41
    Item          11. Executive Compensation.................................................................        43
    Item          12. Security Ownership of Certain Beneficial Owners and Management.........................        44
    Item          13. Certain Relationships and Related Transactions.........................................        45

                                                              PART IV

    Item          14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................        46
   Signatures................................................................................................        50


                                     PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, successful integration of acquired television stations, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors.

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of Benedek Communications Corporation (the "Company") prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by the Company as if such stations were owned by the Company throughout the periods with pro forma adjustments only for corporate expenses, depreciation and amortization. The "Benedek Stations" refers to the existing nine stations owned by the Company before the June 6, 1996 acquisitions.

     As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in the Company's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein, "broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses. Adjusted EBITDA and broadcast cash flow are measures used by certain investors to measure a company's ability to service debt. Adjusted EBITDA and broadcast cash flow should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

GENERAL

     The Company owns 22 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC and four are affiliated with NBC.

     On June 6, 1996, the Company acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of Stauffer Communications, Inc. ("Stauffer") consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN- TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN- TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, the Company acquired all of the capital stock of Brissette Broadcasting Corporation ("Brissette") for $270.0 million in cash and preferred stock. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving
Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW- TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas.

     The  Company  believes  that the  television  industry  is in a  period  of consolidation as a result of which a relatively small number of station operators will emerge as the leading television station group owners in the United States. Recent telecommunications legislation that eliminates restrictions on the number of television stations that any individual or entity may own so long as the aggregate audience reach does not exceed 35% of all U.S. households is likely to accelerate this trend. The Company's growth strategy, of which the acquisition of the Stauffer Stations and Brissette Stations was a part, is to become one of the leading group owners of small to medium-sized market television stations in the United States. The Company believes that this expansion will create economics of scale which will (i) improve its ability to negotiate more favorable arrangements with program suppliers, national sales representation firms, equipment vendors and television networks, (ii) enable it to develop program consortiums for regional news and sports programming and
(iii) enhance its ability to attract and retain strong management and on-air talent.

     The Stations are located in markets ranked in size from 84 to 197 out of the 211 markets surveyed by A. C. Nielsen Company ("Nielsen"). The Company believes that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition for viewers from other over-the-air broadcasters, from other media soliciting advertising expenditures and from other broadcasters purchasing syndicated programming. The Company targets small and medium-sized markets that have stable employment and population and a diverse base of employers. The markets targeted by the Company generally have population centers that share common community interests and are receptive to local programming. Each of the Stations is affiliated with one of the national television networks, which provides an established audience and reputation for national news, sports and entertainment programming. With the established audiences provided by network affiliations, management seeks to implement its strategy to enhance non-network ratings and revenues while controlling costs.

STRATEGY

     The Company's senior management team, led by A. Richard Benedek, Chairman and Chief Executive Officer, and K. James Yager, President and Chief Operating Officer, has extensive experience in acquiring and improving the operations of television stations. The Company's primary operating strategy is to maximize each Station's advertising revenue through local news, information and community-oriented programming that has broad audience appeal and value-added sales potential, while maintaining strict cost controls. Key elements of management's strategy include:

     LOCAL NEWS LEADERSHIP AND LOCAL PROGRAMMING. Management believes that local news and informational programming leadership contributes to higher ratings and, therefore, increased advertising revenues. Management's emphasis on local and ongoing community involvement allows the Stations to maximize the advertising rates they can charge local, regional and national accounts, not only for news, but for network and nationally-syndicated programming which the Stations broadcast in time periods adjacent to regularly scheduled local newscasts and local news specials.

         The Company has focused on maintaining and building each Station's local news franchise as the key element in its strategy to build and maintain audience loyalty. Management believes that strong, well-differentiated local news programming attracts high viewership levels, particularly of demographic groups that are appealing to both local and national advertisers, thereby allowing the Company to maximize advertising rates.

         The Company believes that television stations with a prominent local identity and active community involvement can realize additional revenues from local advertisers through the development and sale of special promotional programming. The Stations have developed high-quality programming which highlights community events and topics of local interest. Locally produced programming includes "Our Town" segments featuring local news reports, special promotional announcements and local advertising focused on communities within a particular market; "Town Meetings," which provide a forum for members of local communities to discuss and debate issues of local concern; "Live Line" programs on health, money and legal matters in which viewers call in to a panel of local experts; and home shopping programs sold exclusively to local merchants. The Stations also sell promotional advertising packages tied to various local events such as youth expos, county fairs, parades, athletic events and other local activities. These local programs have proven successful in attracting incremental advertising revenues and are a core element of each Station's local identity.

         SYNDICATED PROGRAMMING. The Company selectively purchases first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, the four most highly-rated syndicated programs in the United States are "The Oprah Winfrey Show," "Home Improvement," "Wheel of Fortune" and "Jeopardy." The Company broadcasts "The Oprah Winfrey Show" on seven of the Stations, "Home Improvement" on seven of the Stations, "Wheel of Fortune" on twelve of the Stations and "Jeopardy" on eight of the Stations. Additionally, the Company recently began broadcasting the newly syndicated "The Rosie O'Donnell Show" on four of the Stations and "Seinfeld" on five of the Stations. The Company broadcasts other highly-rated first run syndicated programs on several of the Stations including "Live with Regis & Kathie Lee," "Montel Williams" and "Maury Povich." A number of the Stations also broadcast other highly-rated off-network syndicated programming including "Cheers," "M*A*S*H" and "Roseanne."

         The Company seeks to acquire programs that are available on a cost-effective basis for limited licensing periods, allow scheduling flexibility, complement each Station's overall programming mix and counter competitive programming. The Company has been able to purchase syndicated programming at attractive rates in part as a result of the limited competition for such programming in the Company's markets. As a result of the limited competition from other broadcasters purchasing syndicated programming in the small and medium-sized markets served by the Company, program expense as a percentage of net revenues for the Stations was 4.2% and 3.4% in 1995 and 1996, respectively.

         LOCAL SALES EMPHASIS. Management's sales strategy focuses on increasing the sale of local advertising by attracting new advertisers to television and increasing the amount of advertising dollars being spent by existing local advertisers. Management of the Company believes that its leadership in local news and informational programming enhances its ability to develop and attract local advertising expenditures. Management believes that through local sales efforts it can stimulate local advertising expenditures more readily than it can national advertising expenditures. This enables the Company to react promptly to changes in the national and local advertising climate.

         Trained and experienced sales personnel sell local advertising for the Company in each of its markets. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers unique value-added community identity. Approximately 59% of the Company's revenues in 1996 were generated from local and regional advertisers. Local and regional revenues for the Benedek Stations increased 53.5% from 1991 to 1995 compared to a 42.7% increase in the national spot television revenues of the Benedek Stations during the same period.

         FINANCIAL PLANNING AND CONTROLS. The Company emphasizes strict control of programming and operating costs as an important factor in increasing broadcast cash flow. The Company continually seeks to identify and implement cost savings opportunities. Management of the Company believes that controlling costs is an essential factor in achieving and maintaining profitability. The Company intends to continue to identify opportunities to increase Adjusted EBITDA through its ongoing strategic planning and budgeting process.

         FUTURE ACQUISITIONS AND OPPORTUNITIES. The Company has a long-term strategy to pursue additional acquisitions of broadcast television stations, primarily of network-affiliated stations in small to medium-sized markets where the Company believes it can successfully implement its operating strategy and where such stations can be acquired on financially acceptable terms. Additionally, a rule making proceeding is currently pending before the FCC regarding possible relaxation of the local television duopoly rules. If these rules are implemented, the Company intends to explore opportunities to enter into local marketing agreements with other stations in markets where it currently operates. Except for arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which the Company expects to complete in the second quarter of fiscal 1997, the Company does not have any understandings or agreements with respect to any acquisitions or local marketing agreements.

INDUSTRY BACKGROUND

     Commercial television broadcasting began in the United States on a regular basis in the 1940's. Currently, there are a limited number of channels available for broadcasting in any one geographic area, and the license to operate a broadcast station is granted by the FCC. Television stations can be distinguished by the frequency on which they broadcast. Television stations which broadcast over the very high frequency ("VHF") band (channels 2-13) of the spectrum generally have some competitive advantage over television stations which broadcast over the ultra-high frequency ("UHF") band (channels 14-69) of the spectrum because VHF channels typically cover larger geographic areas and operate at a lower transmission cost. However, specific market characteristics such as population densities, geographic features or other factors may determine whether UHF stations are in fact at a competitive disadvantage.

     Television station revenues are primarily derived from local, regional and national advertising and, to a modest extent, from network compensation and revenues from tower rentals and commercial production activities. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time allotted to commercials, the size and demographic make-up of the audience and the availability of alternative advertising media in the market area. The extent of advertising expenditures, which are sensitive to broad economic trends, has historically affected the broadcast industry.

     Whether or not a station is affiliated with one of the four major networks (ABC, CBS, NBC or Fox) may have a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical network affiliate receives a significant portion of its daily programming from the network. This programming, together with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the broadcast of network programming. The Fox network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other major networks. In addition, UPN and the Warner Bros. Network recently have been launched as new television networks. However, neither produce a significant amount of network programming.

     Through the 1970's, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues. FCC regulation evolved to address this dominance, with the focus on increasing competition and diversity of programming in the television broadcasting industry. See "--Federal Regulation of Television Broadcasting."

     Cable and television systems were first installed in significant numbers in the late 1960's and early 1970's and were initially used to retransmit broadcast television programming in areas with poor broadcast signal reception. According to the 1996 Television & Cable Factbook, cable television currently passes approximately 90% of all television households nationwide and approximately 62% of such households are cable subscribers. Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in the alternative programming from cable, according to Nielsen, 60% of all prime time television viewing time during the 1995-1996 broadcast season was spent viewing ABC, CBS, NBC and Fox programming.

     Other developments have also affected television programming and delivery. Independent stations have emerged as viable competitors for television viewership share, particularly as the result of the availability of first run network programming from UPN and the Warner Bros. Network. In addition, there has been substantial growth in the number of home satellite dish receivers and VCRs, which has further expanded the number of programming alternatives for television audiences. Furthermore, direct broadcast services ("DBS") to homes from satellites became available on a nationwide basis during 1994. See "--Competition."

BACKGROUND OF THE COMPANY

     The Company was incorporated under the laws of the State of Delaware on April 10, 1996. Benedek Broadcasting Corporation ("Benedek Broadcasting") was incorporated under the laws of the State of Delaware on January 22, 1979. On June 6, 1996, as part of the acquisition of the Stauffer Stations and the Brissette Stations, Benedek Broadcasting became a wholly-owned subsidiary of the Company. In March 1995, Blue Grass Television, Inc. ("Blue Grass") and Youngstown Broadcasting Co., Inc. ("Youngstown") were merged into Benedek Broadcasting (the "Merger"). Prior to the Merger, all of the outstanding common stock of Benedek Broadcasting, Blue Grass and Youngstown was owned by Mr. A. Richard Benedek, the sole stockholder of the Company.

     Benedek Broadcasting acquired WTAP-TV in October 1979; WIFR-TV, WHSV-TV and KHQA-TV in December 1986; WTOK-TV in June 1988; WTVY-TV in March 1995. Blue Grass acquired WBKO-TV in April 1983; and KDLH-TV in July 1985. Youngstown acquired WYTV in June 1983.

     The Company's principal executive offices are located at 100 Park Avenue, Rockford, Illinois 61101.

NETWORK AFFILIATION OF THE STATIONS

     Each of the Stations is affiliated with either ABC, CBS or NBC pursuant to an affiliation agreement (an "Affiliation Agreement"). Each Affiliation Agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a Station elects to broadcast network programming, the network pays the Station a specified fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of an Affiliation Agreement, with provisions for advance notices and the right of termination by the Station in the event of a reduction of rates.

     Each of the Stations' network affiliation agreements currently runs for a period of five to ten years. WYTV, WBKO-TV, WTOK-TV and WHSV-TV, all of which are ABC affiliates, each have a five-year affiliation agreement which expires in 1999. KMIZ-TV, an ABC affiliate, operates under an affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of its term upon 180 days' advance notice. WHOI-TV, an ABC affiliate, currently operates under an affiliation agreement which expires in 2005 and which does not provide for renewals. KDLH-TV, WIFR-TV, KHQA-TV, WTVY-TV, KGWN-TV, KGWC-TV, KCOY-TV, WIBW-TV, WSAW-TV, WTRF-TV, KAUZ-TV and KOSA-TV, all of which are CBS affiliates, each have a ten-year affiliation agreement which expires in 2005 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WMTV-TV, WWLP-TV and WILX-TV, all of which are NBC affiliates, each have an affiliation agreement which expires in 2006 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WTAP-TV, an NBC affiliate, currently operates under a five-year affiliation agreement which expires in 2000 and is automatically renewed for successive terms, subject to either party's right to terminate the agreement at the end of any term upon 12 months' advance notice.

     In December 1995, the Company entered into new long-term affiliation agreements with CBS effective retroactive to July 1, 1995 on behalf of KDLH-TV, WIFR-TV and KHQA-TV and agreed to extend the term of the affiliation agreement for WTVY from 2004 to 2005. In connection with such arrangements, CBS paid the Company bonus payments of $2.5 million in the fourth quarter of 1995 and $2.5 million in the first quarter of 1996. These payments will be recognized as revenue by the Company at the rate of $0.5 million per year over the ten-year period of the affiliation agreements. The Company also agreed with CBS that, upon the consummation of the Acquisitions, the term of the affiliation agreements of the Stauffer Stations that are CBS affiliates would be extended from 2000 to 2005 and the term of the affiliation agreements of the Brissette Stations that are CBS affiliates will be extended from 2004 to 2005.

     In addition to its affiliation agreements, the Company entered into agreements with Fox to broadcast football games of the National Football
Conference ("NFC") of the National Football League and certain other Fox programming in non-network time periods for the 1995 and 1996 broadcast seasons. In 1996, the Company aired the NFC football games and other Fox programming on KHQA-TV, WHSV-TV, WTOK-TV, WYTV, KCOY-TV and KMIZ-TV. The Company believes that broadcasting NFC football games increased its audience ratings during the times the games were broadcast.

     The Company recently announced that it had reached an agreement in principle with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above
100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB Kids programming and syndicated programming of Warner Bros. and others. The WeB is scheduled to begin service by September 1998 in most 100-plus markets. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

ADVERTISING SALES

     Television station revenues are primarily derived from local, regional and national advertising and, to a modest extent, from network compensation and revenues from tower rentals and commercial production activities. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its spot inventory efficiently thereby maximizing advertising rates.

     Local Sales. Approximately 59% of the gross revenues of the Stations in 1996 came from local and regional advertisers. Local and regional advertising is sold primarily by each Station's professional sales staff. Typical local and regional advertisers include automobile dealerships, retailers, local grocery chains, soft drink bottlers, hospitals, state lotteries and restaurants. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers value-added community identity. The Company's management team monitors sales plans and promotional activities and shares such information among the Stations on a regular basis.

     National Sales. Approximately 32% of the gross revenues of the Stations in 1996 came from national advertisers. Typical national advertisers include automobile manufacturers, consumer goods manufacturers, communications companies, fast food franchisers, national retailers and direct marketers. National advertising time is sold through representative agencies retained by the Company. Six of the Stations are represented by Katz Communications, Inc., eight Stations are represented by Petry, five retain Harrington, Righter & Parsons, LLP as their national sales representative, and three are represented by Telerep. The

Stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to the Company's markets.

RATING SERVICE DATA

     All  television  stations  in  the  United  States  are  grouped  into  211 television markets which are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's "rating") and of the percentage of households actually viewing television (the station's "share"). The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market. Nielsen calls each specific geographic market a DMA. Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets (the results of which are reported on a daily basis) and weekly diaries of television viewing prepared by the actual viewers. In smaller markets only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly knows as "sweeps periods." All the Company's markets are measured during these sweeps periods.

The following table sets forth certain information for each of the stations and the markets they serve. Television audience share, station rank and cable penetration are based on data compiled from the November 1996 Nielsen surveys:



                                                                                         Number of
                                                                                        Commercial    Station
                                         Market       Call                    Network    Stations in  Rank In   Station      Cable
                  Market Area             Rank       Letters    Channel(c) Affiliation     Market     Market    Share    Penetration
                  -----------             ----       -------    -------     -----------     ------    ------    -----    -----------

Madison, Wisconsin                           84        WMTV-TV     15         NBC           4            2          16%        61.5%

Youngstown, Ohio                             95           WYTV     33         ABC           3            3          17%        73.0%

Springfield and Holyoke, Massachusetts      102        WWLP-TV     22         NBC           2            1          24%        81.8%

Lansing, Michigan                           106        WILX-TV     10         NBC           4            2          15%        66.0%

Peoria and Bloomington, Illinois            110        WHOI-TV     19         ABC           4            3          14%        72.0%

Santa Barbara, Santa Maria and              115        KCOY-TV     12         CBS           3            3          12%        84.0%
 San Luis Obispo, California

Duluth, Minnesota and Superior,
  Wisconsin                                 134        KDLH-TV     3          CBS           3            3          16%        52.7%

Rockford, Illinois                          135        WIFR-TV     23         CBS           4            2          17%        71.0%

Wausau and Rhinelander, Wisconsin           136        WSAW-TV     7          CBS           3            2          24%        50.6%

Wheeling, West Virginia and                 139        WTRF-TV     7          CBS           2            2          17%        78.0%
 Steubenville, Ohio

Topeka, Kansas                              141        WIBW-TV     13         CBS           4            1          22%        73.1%

Wichita Falls, Texas and Lawton,
  Oklahoma                                  143        KAUZ-TV     6          CBS           4            2          15%        69.0%

Columbia and Jefferson City, Missouri       145        KMIZ-TV     17         ABC           3            3          13%        61.0%

Odessa and Midland, Texas                   151        KOSA-TV     7          CBS           4            4          11%        73.5%

Quincy, Illinois and Hannibal, Missouri     158        KHQA-TV     7          CBS           2            1          24%        61.0%

Dothan, Alabama                             174        WTVY-TV     4          CBS           3            1          28%        69.0%

Panama City, Florida                        159        WTVY-TV     4          CBS           4            3          11%        68.3%

Harrisonburg, Virginia                      178        WHSV-TV     3          ABC           1            1          23%        74.0%

Bowling Green, Kentucky                     182        WBKO-TV     13         ABC           2            1          32%        56.7%

Meridian, Mississippi                       183        WTOK-TV     11         ABC           3            1          30%        52.4%

Parkersburg, West Virginia                  186        WTAP-TV     15         NBC           1            1          31%        76.4%

Cheyenne, Wyoming, Scottsbluff,             194        KGWN-TV     5          CBS           4           1(e)       17%(e)   73.0%(e)
  Nebraska and Sterling, Colorado           194     KSTF-TV(a)     10         CBS          (d)          (e)         (e)          (e)
                                            194     KTVS-TV(a)     3          CBS          (d)          (e)         (e)          (e)

Casper and Riverton, Wyoming                197        KGWC-TV     14         CBS           3           3(f)       8%(f)    67.0%(f)
                                            197     KGWL-TV(b)     5          CBS          (d)          (f)         (f)          (f)
                                            197     KGWR-TV(b)     13         CBS          (d)          (f)         (f)          (f)
---------------------------

(a)  Satellite station of KGWN-TV.
(b)  Satellite station of KGWC-TV.

(c) Channels 2 through 13 are broadcast over the very high frequency (VHF) band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra-high frequency (UHF) band of the broadcast spectrum.
(d) Satellite stations are not considered distinct stations in this market for Nielsen purposes.
(e) Station Rank, Station Share and Cable Penetration information for KGWN-TV includes data for satellite stations KSTF-TV, Scottsbluff, Nebraska and KTVS-TV, Sterling, Colorado, as reported by Nielsen.
(f) Station Rank, Station Share and Cable Penetration information for KGWC-TV includes data for satellite stations KGWL-TV, Lander, Wyoming and KGWR-TV, Rock Springs, Wyoming, as reported by Nielsen.

WMTV-TV (NBC) MADISON, WISCONSIN

     Market Description. The Madison DMA consists of 11 counties in southwestern Wisconsin. Recent growth in the area has increased the population in the Madison DMA, moving it from the 93rd largest market in 1991 to the 84th largest market in 1996. Madison, the Wisconsin state capital, is located in southcentral Wisconsin, 150 miles north of Chicago, Illinois and 75 miles west of Milwaukee, Wisconsin. The Madison economy is a diverse and stable balance of the industrial, governmental and service sectors. Additionally, agricultural production of corn, alfalfa, tobacco, oats, eggs, cattle, hogs and, of course, dairy products have greatly contributed to further stability in the local economy. Many of the country's leading insurance companies, including American Family Mutual Insurance Group, CUNA Mutual Insurance Group and General Casualty have facilities in Madison. Other prominent corporations with facilities in the area include General Motors Corporation, Meriter Health Services, Oscar Mayer Foods Corporation, Famous Footwear, Lands' End and Rayovac Corporation. Madison is also home to the University of Wisconsin, with approximately 40,000 students.

     Station History and Characteristics. WMTV-TV was originally licensed in 1953 to serve Madison, Wisconsin. The Madison market is ranked 84th in the United States, with approximately 312,000 television households and a population of approximately 775,000. WMTV-TV is broadcast on UHF channel 15 and is an NBC affiliate. There are three other commercial television stations in the Madison DMA, a CBS affiliate which broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

WYTV (ABC) YOUNGSTOWN, OHIO

     Market Description. The Youngstown DMA consists of four counties, three of which are in northeastern Ohio and one of which is in western Pennsylvania. Youngstown is situated in northeastern Ohio along the Ohio/Pennsylvania border within 65 miles of Cleveland, Ohio to the northwest and Pittsburgh, Pennsylvania to the southeast. The Youngstown economy is historically based on processing of pig iron and steel. While still part of a major steel producing area, Youngstown's economy has diversified to include manufacturing, warehousing and distribution companies. Some of the major employers in the area include the Buick, Oldsmobile and Cadillac Division of General Motors Corporation, the
Packard Electric Corporation Division of General Motors Corporation, St. Elizabeth's Medical Center, Western Reserve Care System and LTV Steel Tubular Products Division of Republic Steel Works. This area is also the home of Youngstown State University with approximately 16,000 students.

     Station History and Characteristics. WYTV was originally licensed in 1953 to serve Youngstown, Ohio. The Youngstown market is ranked 95th in the United States, with approximately 275,000 television households and a population of approximately 694,000. WYTV is broadcast on UHF channel 33 and is an ABC affiliate. The Company acquired WYTV in 1983. The other local stations with which WYTV competes are also UHF stations, one of which is an NBC affiliate and the other of which is a CBS affiliate.

WWLP-TV (NBC) SPRINGFIELD AND HOLYOKE, MASSACHUSETTS

     Market Description. The Springfield-Holyoke DMA consists of three counties in midwestern Massachusetts running north to south between the New Hampshire/Vermont and Connecticut state borders. Springfield is located in the Pioneer Valley, approximately 25 miles north of Hartford, Connecticut and 85 miles east of Boston, Massachusetts. The Springfield economy has a diversified industrial base. The area's most prominent employers include Massachusetts Mutual Life Insurance Company, Milton Bradley, Inc., Monsanto Company, Friendly Ice Cream Corporation, Spalding Sports Worldwide, Stanhome, Inc. and Baystate Medical Center. Many universities and colleges are located in this region, including the University of Massachusetts, with a student population of approximately 23,000, Amherst College, Smith College and Mount Holyoke College. Springfield is also the home of Naismith Memorial Basketball Hall of Fame.

     Station History and Characteristics. WWLP-TV was originally licensed in 1953 to serve the greater Springfield area. Springfield-Holyoke is the 102nd largest market in the United States, with approximately

242,000 television households and a population of approximately 613,000. WWLP-TV is broadcast on UHF channel 22 and is an NBC affiliate. The only other commercial television station in this market is an ABC affiliate which also broadcasts on a UHF channel. WWLP-TV also competes with a CBS affiliate on a VHF channel and, to a lesser extent, a Fox affiliate on a UHF channel both of which are broadcast from Hartford, Connecticut.

WILX-TV (NBC) LANSING, MICHIGAN

     Market Description. The Lansing DMA consists of five counties in southcentral Michigan. Lansing is the state capital of Michigan and is located approximately 75 miles west of Detroit, Michigan. The Lansing economy, though recently diversified, is still a stronghold of the automotive industry. Prominent employers in the area include General Motors Corporation (Oldsmobile Worldwide Headquarters), Meijer, Inc., Michigan Capital Healthcare and Michigan National Bank. Additionally, there are many smaller companies, employing in excess of 3,000 people, that provide auto parts to General Motors. Lansing is also home to the largest university in Michigan, Michigan State University, with more than 40,000 students and 12,000 faculty and staff.

     Station History and Characteristics. WILX-TV was originally licensed in 1957 to Onondaga, Michigan. The Lansing market is ranked 106th in the United States, with approximately 231,000 television households and a population of approximately 589,000. WILX-TV is broadcast on VHF channel 10 and is an NBC affiliate. WILX-TV competes with three other commercial stations in this market, a CBS affiliate which also broadcasts on a VHF channel and ABC and Fox affiliates which broadcast on UHF channels.

WHOI-TV (ABC) PEORIA AND BLOOMINGTON, ILLINOIS

     Market Description. The Peoria-Bloomington DMA consists of 10 counties located in central Illinois. Peoria is located approximately 150 miles southwest of Chicago, Illinois and 170 miles north of St. Louis, Missouri. The major economic sectors in the area include agriculture, manufacturing and information technology. Prominent employers in the greater Peoria area include Caterpillar, Inc., State Farm Insurance, Saint Francis Medical Center, Diamond Star Motors and Methodist Medical Center. This area is also home to Illinois State University, with approximately 18,000 students and 3,100 employees, as well as Bradley University and the University of Illinois School of Medicine.

     Station History and Characteristics. WHOI-TV was originally licensed in 1953 to serve Peoria, Illinois. The Peoria-Bloomington market is ranked 110th in the United States, with approximately 225,000 television households and a population of approximately 562,000. WHOI-TV is broadcast on UHF channel 19 and is an ABC affiliate. There are three other commercial stations in this market, affiliates of CBS, NBC and Fox. All of these competitor stations are also broadcast on UHF channels.

KCOY-TV (CBS) SANTA BARBARA, SANTA MARIA AND SAN LUIS OBISPO, CALIFORNIA
     Market Description. The Santa Barbara - Santa Maria - San Luis Obispo DMA consists of three counties on the southcentral coast of California. Santa Maria is approximately 170 miles north of Los Angeles and 270 miles south of San Francisco. The region has a stable economic base which includes agriculture, transportation, oil, tourism and manufacturing. Prominent corporations with facilities in the area include Raytheon Company, Delco Systems Operations, Chevron USA, Santa Barbara Research (a subsidiary of the Hughes Corporation), Applied Magnetics Corp. and Lockheed-Martin. The area is also site of the Vandenberg United States Air Force Base with approximately 8,400 military, civil service and civilian employees. Additionally, the University of California at Santa Barbara and California Polytechnic University, with an aggregate student population of approximately 34,000, are located within this DMA.

     Station History and Characteristics. KCOY-TV was originally licensed in 1964 to serve Santa Maria, California. The Santa Barbara - Santa Maria - San Luis Obispo market is ranked 115th in the United States, with approximately 214,000 television households and a population of approximately 564,000. KCOY-TV is broadcast on VHF channel 12 and is a CBS affiliate. There are three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and an independent station which broadcasts on a UHF channel. Until recently, KCOY-TV was negatively impacted by the cable television retransmission in Santa Barbara of KCBS-TV, Los Angeles, California. However, in September 1995, KCOY-TV was granted nonduplication protection against KCBS-TV and is now the only CBS affiliate whose programming is available on the Santa Barbara cable system.

KDLH-TV (CBS) DULUTH, MINNESOTA AND SUPERIOR, WISCONSIN

     Market Description. The Duluth-Superior DMA consists of 13 counties, seven of which are in northeastern Minnesota, five of which are in northwestern Wisconsin and one of which is in the upper peninsula of Michigan. Duluth,
Minnesota and Superior, Wisconsin are adjacent to each other and are approximately 150 miles from Minneapolis, Minnesota. The Duluth-Superior economy, historically based on mining and shipping, also includes the fishing, food products, paper, education, medical, timber and tourism industries. Duluth is one of the major United States ports from which iron ore, taconite, coal, lumber, cement, grain, paper and chemicals are shipped. Prominent corporation with facilities in the area include Minnesota Power, US West Communications, Duluth, Missabe & Iron Range Railway Co., Louis Kemp Seafood Co., Lake Superior Paper Industries, Potlatch Corporation, Boise Cascade, Burlington Northern Sante Fe Railway, Georgia-Pacific Corporation, U.S. Steel, National Steel Pellet Co. and NorWest Bank-Minnesota North. The region is also host to a number of colleges and universities, including the University of Minnesota-Duluth ("UMD"), UMD Medical School, College of St. Scholastica, Northland College and the University of Wisconsin-Superior. In addition, the area's extensive forests and numerous lakes have fostered a local tourism industry and attract thousands of tourists annually who camp, hike, ski, fish and boat in hundreds of state and federal parks.

     Station History and Characteristics. KDLH-TV was originally licensed in 1954 to serve the Duluth, Minnesota-Superior, Wisconsin metropolitan area. The Duluth-Superior market is ranked 134th in the United States, with approximately 169,000 television households and a population of approximately 407,000. KDLH-TV is broadcast on VHF channel 3 and is a CBS affiliate. The Company acquired KDLH-TV in 1985. KDLH-TV competes with both an ABC and NBC affiliate which are also broadcast on VHF channels.

WIFR-TV (CBS) ROCKFORD, ILLINOIS

     Market Description. The Rockford DMA consists of five counties in northern Illinois. Rockford is approximately 80 miles west of Chicago, Illinois. The Rockford economy historically centered on manufacturing, has recently diversified with the growth of service-based industries such as insurance and financial services. Nevertheless, manufacturing still represents the largest source of private employment in Rockford, known as the "Fastener Capital of the World." Prominent corporations with facilities located in the greater Rockford area include Chrysler Corporation, Sundstrand Corporation, Ingersoll Milling Machine Co., Barber-Colman Company, Newell Company, Elco Industries, Inc. and Warner-Lambert Company. One of the largest employers in the service industry in this area is Rockford Memorial Hospital. Other service industry employers in the area include Pioneer Life Insurance Company, AMCORE Bank, N.A., Aetna Life & Casualty and Blue Cross/Blue Shield of Illinois. Additionally, United Parcel Service completed construction of a major facility at the Rockford Airport in late 1994, which functions as its distribution center for the entire mid-western region of the United States.

     Station History and Characteristics. WIFR-TV was licensed in 1965 to Freeport, Illinois to serve the greater Rockford market. Rockford is the 135th largest market in the United States, with approximately 166,000 television households and a population of approximately 422,000. WIFR-TV is broadcast on UHF channel 23 and is a CBS affiliate. The Company acquired WIFR-TV in 1986. There are three other licensed commercial television stations in the Rockford market, of which two are UHF stations and one is a VHF station. Although the VHF station's signal extends to a larger geographical area than any of the UHF stations, including WIFR-TV, such area is outside the Rockford DMA and does not impact audience ratings or shares within the DMA. The other three stations in this market are affiliated with ABC, NBC and Fox.

WSAW-TV (CBS) WAUSAU AND RHINELANDER, WISCONSIN

     Market Description. The Wausau-Rhinelander DMA consists of 13 counties in central Wisconsin bisected by the Wisconsin River. Wausau is approximately 90 miles west of Green Bay, Wisconsin and 180 miles east of Minneapolis, Minnesota. The Wausau economy, historically based on the timber industry, has diversified into the farming, manufacturing and service sectors. The area continues to be one of the nation's leading producers of cheese and ginseng. Prominent corporations with facilities in the greater Wausau area include Wausau Insurance Companies, Sentry Insurance, Kolbe & Kolbe Millwork, Inc., Weyerhauser Co., Harley-Davidson, Consolidated Papers, Inc., Ore-Ida Foods, Inc., Marathon Cheese Corp. and Georgia-Pacific Corporation. The area is also home to the University of Wisconsin-Stevens Point with approximately 10,000 students and the University of Wisconsin-Marathon Center with a student population of approximately 1,300.

     Station History and Characteristics. WSAW-TV was originally licensed in 1954 to serve Wausau, Wisconsin. The Wausau-Rhinelander market is ranked 136th in the United States, with approximately 164,000 television households and a population of approximately 421,000. WSAW-TV is broadcast on VHF channel 7 and is a CBS affiliate. WSAW-TV competes with affiliates of ABC and NBC which are also broadcast on VHF channels.

WTRF-TV (CBS) WHEELING, WEST VIRGINIA AND STEUBENVILLE, OHIO
     Market Description. The Wheeling-Steubenville DMA consists of 12 counties, six of which are in northwestern West Virginia and six of which are in eastern Ohio. Located in the Ohio Valley, Wheeling and Steubenville are situated along opposite sides of the Ohio River approximately 25 miles apart. Wheeling is approximately 55 miles southwest of Pittsburgh, Pennsylvania and approximately 120 miles east of Columbus, Ohio. The area's economy, historically based on heavy manufacturing, has diversified into the manufacturing, services and advanced technology sectors. Prominent corporations with facilities in this region include Wheeling Pittsburgh Steel Corporation, TIMET, Bayer, Inc., PPG Industries and Consolidation Coal Company. Wheeling is also home to the National Technology Transfer Center, an independent organization formed to provide private business and industry with a central access point for the knowledge and data gathered by the Federal Government's 100,000 research professionals.

     Station History and Characteristics. WTRF-TV was originally licensed in 1953 to serve the Wheeling, West Virginia market. The Wheeling-Steubenville market is ranked 139th in the United States, with approximately 158,000 television households and a population of approximately 391,000. WTRF-TV is broadcast on VHF channel 7 and is a CBS affiliate. There is one other commercial station in this market, an NBC affiliate also broadcast on a VHF channel.

WIBW-TV (CBS) TOPEKA, KANSAS

     Market Description. The Topeka DMA consists of 14 counties in northeastern Kansas. Topeka, the capital of Kansas, is located near the geographic center of the United States, approximately 60 miles west of Kansas City, Missouri and 120 miles south of Omaha, Nebraska. This area's diversified economy includes concentrations in the agriculture, manufacturing and service industries. Major employers in this market include Goodyear Tire & Rubber Company, Payless ShoeSource, Jostons Printing and Publishing, Hallmark Cards, Inc., Frito-Lay, Inc., Burlington Northern Santa Fe Railway, Blue Cross/Blue Shield of Kansas, Stormont-Vail Regional Medical Center and Menninger Hospital and School of Psychiatric Medicine. The region is also home to several universities including the University of Kansas, Kansas State University, Washburn University of Topeka and Emporia State University, with an aggregate student population in excess of 60,000.

     Station History and Characteristics. WIBW-TV was originally licensed in 1953 to serve Topeka, Kansas. The Topeka market is ranked 141st in the United States with approximately 154,000 television households and a population of 384,000. WIBW-TV is broadcast on VHF channel 13 and is a CBS affiliate. There are three other commercial stations in the market, two of which are affiliates of ABC and NBC broadcasting on UHF channels with smaller broadcast coverage than WIBW-TV and a Fox affiliate which broadcasts on a low power frequency.

KAUZ-TV (CBS) WICHITA FALLS, TEXAS AND LAWTON, OKLAHOMA

     Market Description. The Wichita Falls-Lawton DMA consists of 18 counties, 12 of which are in northcentral Texas and six of which are in southwestern Oklahoma. Wichita Falls is located in the cross timbers section of the North Central Plains of Texas, approximately 60 miles south of Lawton, Oklahoma and approximately 125 miles from Dallas, Texas and Oklahoma City, Oklahoma. The Wichita Falls-Lawton economy, historically based on agriculture, ranching and petroleum, also includes the manufacturing, transportation, tourism and service industries. Prominent corporations with facilities in the area include the Cryovac Division of W.R. Grace & Co., the Mechanics Tool Division of Stanley Works, Levi Strauss & Company, PPG Industries and Goodyear Tire & Rubber Co. In addition, in 1995 the Texas Department of Criminal Justice ("TDCJ") opened its James V. Allred Unit in Wichita Falls adding approximately 875 jobs to the area. The TDCJ has announced expansion plans for this Unit which is expected to create an additional 200 local jobs.

     Station History and Characteristics. KAUZ-TV was originally licensed in 1953 to serve the Wichita Falls area. The Wichita Falls-Lawton market is ranked 143rd in the United States, with approximately 153,000 television households and a population of approximately 391,000. KAUZ-TV is broadcast on VHF channel 6 and is a CBS affiliate. KAUZ-TV competes with three other commercial stations in this market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

KMIZ-TV (ABC) COLUMBIA AND JEFFERSON CITY, MISSOURI

     Market Description. The Columbia-Jefferson City DMA consists of 13 counties in central Missouri. Columbia and Jefferson City, approximately 30 miles apart, are situated in the center of Missouri within 130 miles of Kansas City, Missouri to the west and St. Louis, Missouri to the east. The Columbia-Jefferson City economy is based primarily on education, health, insurance and agriculture. Additionally, Jefferson City is the capital of Missouri adding governmental employment to the economic base of the area that has been called a recession resistant community due to its diversity and stable economy. Prominent corporations with facilities in this market include Toastmaster, Inc., State Farm Insurance Companies, Shelter Insurance Companies, Quaker Oats, Oscar Mayer Foods Corporation, Scholastic Books, ABB Power T&D Company and A.B. Chance Company. The area is also home to the University of Missouri, with approximately 24,000 students and 13,000 employees. In addition, the Fort Leonard Wood United States Army Base and the Whitman United States Air Force Base are located within this market.

     Station History and Characteristics. KMIZ-TV was originally licensed in 1971 to serve the Columbia-Jefferson City, Missouri area. The Columbia-Jefferson City market is ranked 145th in the United States, with approximately 147,000 television households and a population of approximately 356,000. KMIZ-TV is broadcast on UHF channel 17 and is an ABC affiliate. The two other commercial stations in the market, affiliates of CBS and NBC, are broadcast on VHF channels.

KOSA-TV (CBS) ODESSA AND MIDLAND, TEXAS

     Market Description. The Odessa-Midland DMA consists of 19 counties, 18 of which are in southwestern Texas and one of which is in southeastern New Mexico. Odessa, the largest city in the Permian Basin, is approximately 275 miles east of El Paso, Texas and 350 miles west of Dallas, Texas. The Odessa-Midland economy is historically based on the oil and gas industry. The area has recently diversified into the manufacturing and industrial service sectors, although ties to the energy sector remain very significant. Some of the major employers in the area include Phillips Petroleum Company, Exxon Corporation, the Shell Oil Co. Odessa Refinery, EVI-Highland Pump Company, Rexene Corporation, Ref-Chem Corporation, Texas Instruments Inc. and Medical Center Hospital. Odessa is also home of the University of Texas of the Permian Basin, Texas Tech University Health Sciences Center at Odessa and Odessa College, with an aggregate student enrollment of approximately 7,000.

     Station History and Characteristics. KOSA-TV was originally licensed in 1956 to serve Odessa, Texas. The Odessa-Midland market is ranked 151st in the United States, with approximately 132,000 television households and a population of approximately 375,000. KOSA-TV is broadcast on VHF channel 7 and is a CBS affiliate. There are three other commercial stations in the market, ABC and NBC affiliates which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

KHQA-TV (CBS) QUINCY, ILLINOIS AND HANNIBAL, MISSOURI

     Market Description. The Quincy-Hannibal DMA consists of 18 counties, eight of which are in western Illinois, nine of which are in northeastern Missouri and one of which is in southeastern Iowa. Quincy, Illinois and Hannibal, Missouri are situated on opposite sides of the Mississippi River approximately 100 miles northwest of St. Louis, Missouri. The Quincy-Hannibal economy is predominantly agricultural. This market is considered one of the largest soybean, hog and corn producing areas in the nation. Prominent corporations with facilities in this market include Moorman Manufacturing Company, American Cyanamid Company, Pillsbury, Inc., Quincy Soybean Co., Harris Corporation, Shaeffer Pen and Buckhorn Rubber Products.

     Station History and Characteristics. KHQA-TV was originally licensed in 1953 to serve the greater Quincy, Illinois-Hannibal, Missouri market. The Quincy-Hannibal market is ranked 158th in the United States, with approximately 117,000 television households and a population of approximately 286,000. KHQA-TV is broadcast on VHF channel 7 and is a CBS affiliate. The Company acquired KHQA-TV in 1986. There is one other station in this market, an NBC affiliate carried on a VHF channel.

WTVY-TV (CBS) DOTHAN, ALABAMA AND PANAMA CITY, FLORIDA

     Market Description. WTVY-TV is one of the few stations in the United States that serves two DMAs. The Dothan DMA consists of six counties, five of which are in southeastern Alabama and one of which is in southwestern Georgia. Dothan is located approximately 90 miles southeast of Montgomery, Alabama and 85 miles north of Panama City, Florida. The Panama City DMA consists of nine counties in the middle of the Florida Panhandle.

     The Dothan economy, historically agricultural, is currently evenly distributed among the service, manufacturing and agricultural sectors. Dothan is known as the "Peanut Capital of the World." Peanuts account for half of the area's farm income, with cattle, poultry, corn, wheat, soybeans, cotton, fruits and vegetables making up the other half. Prominent corporations with facilities in the area include the Sony Corporation, Perdue Farms, Inc., General Electric Company and AAA Cooper Transport Company. Dothan is also home to the area's largest regional shopping mall, two regional hospitals and five educational institutions offering collegiate, technical and vocational studies. The Dothan DMA is also the site of the Fort Rucker United States Army Aviation Station.

     Panama City is the county seat of Bay County, Florida and is located on the Gulf of Mexico at the mouth of St. Andrew's Bay. The Panama City economy is heavily based on year-round tourism as a result of its affordability when compared to other Florida beach areas. Prominent corporations in the area include Champion Paper Company and Stone Container Corporation, as well as more than 100 other manufacturers. The Panama City DMA is the site of the Tyndall United States Air Force Base and the Coastal Systems Station of the United States Navy.

     Station History and Characteristics. WTVY-TV, originally licensed in 1955 to serve the Dothan, Alabama metropolitan area, currently serves the DMA's of Dothan, Alabama and Panama City, Florida. The Dothan market is ranked 174th in the United States, with approximately 86,000 television households and a population of approximately 219,000, while the Panama City marked is ranked 159th with approximately 110,000 television households and a population of approximately 275,000. If combined, these two markets would rank as the 123rd largest market in the United States. WTVY-TV is broadcast on VHF channel 4 and is a CBS affiliate. The Company acquired WTVY-TV on March 31, 1995. WTVY-TV competes with two other stations in the Dothan market, affiliates of ABC and Fox which broadcast on UHF channels. In the Panama City market, WTVY-TV competes with three other commercial stations, affiliates of ABC and NBC which broadcast on VHF channels and a Fox affiliate which broadcasts on a UHF channel.

WHSV-TV (ABC) HARRISONBURG, VIRGINIA

     Market Description. The Harrisonburg DMA consists of four counties, two of which are in northwestern Virginia and two of which are in northeastern West Virginia. Harrisonburg is located in the Shenandoah Valley between the Appalachian and Blue Ridge Mountains, approximately 110 miles west of Washington, D.C. and 110 miles northwest of Richmond, Virginia. The Harrisonburg economy has been growing rapidly over the past several years. Several prominent companies have established regional operations in the Harrisonburg market, including the Coors Brewing Company and R.R. Donnelly & Sons Co., Inc. Other companies in this area include Rocco Turkey, Inc., WLR Foods, Inc., Tyson Foods, Inc., Hershey Co., Owens-Brockway Plastics & Closures and Merck & Co., Inc. Harrisonburg is also the home of James Madison University, the largest state university in the Virginia University system with approximately 13,000 students.

     Station History and Characteristics. Since its inception in 1953, WHSV-TV has been the only VHF commercial television station serving the Harrisonburg market. The Harrisonburg market is ranked 178th in the United States, with approximately 80,000 television households and a population of approximately 199,000. WHSV-TV is broadcast on VHF channel 3 and is an ABC affiliate. The Company acquired WHSV-TV in 1986. The Station is also carried on UHF translator on channel 64 in the adjacent Charlottesville, Virginia market. The higher costs for advertising in surrounding urban areas results in a competitive advantage for WHSV-TV in attracting advertising revenues.

WBKO-TV (ABC) BOWLING GREEN, KENTUCKY

     Market Description. The Bowling Green DMA consists of seven counties in southcentral Kentucky. Bowling Green is approximately 110 miles south of Louisville, Kentucky and 60 miles north of Nashville, Tennessee. Bowling Green lies between two different geographic regions: the "Pennyroyal," a rural area where agriculture and mining are major factors in the economy, and the "Bluegrass," a region featuring rich soil and rolling hills on which some of the most prominent thoroughbred horse farms in the world are located. Prominent corporations with facilities in this area include Fruit of the Loom, General Motors Corvette Assembly Division, the Holley Division of Coltec Industries, Eaton Corporation, Lord Corporation, Pan American Mills, Inc., Country Oven Bakery Division of Kroger Stores, Inc. and Hills Pet Products. Bowling Green is also the home of Western Kentucky University with approximately 16,000 students and 2,500 employees.

     Station History and Characteristics. WBKO-TV was originally licensed in 1962 to serve southcentral Kentucky. The Bowling Green market is ranked 182nd in the United States, with approximately 70,000 television households and a population of approximately 170,000. WBKO-TV is broadcast on VHF channel 13 and is an ABC affiliate. The Company acquired WBKO-TV in 1983. The only other local commercial station broadcasting in this market is a Fox affiliate which broadcasts on a UHF channel. WBKO-TV also competes to some extent with three stations broadcasting from Nashville, Tennessee.

WTOK-TV (ABC) MERIDIAN, MISSISSIPPI

     Market Description. The Meridian DMA consists of seven counties, five of which are in eastern Mississippi and two of which are in western Alabama. Meridian is approximately 150 miles west of Montgomery, Alabama and 90 miles east of Jackson, Mississippi. The Meridian economy, traditionally based on the cattle and timber industries, has recently evolved into a medical and financial hub for eastern Mississippi and western Alabama. In addition, Meridian's favorable industrial climate has lured over 100 manufacturing plants to the area, including Peavey Electronics Corporation, James River Corp., Avery Dennison Stationery Products Division and the Delco-Remy Division of General Motors. There are also many large hospitals in the area, including Rush Foundation Hospital, East Mississippi State Hospital, Riley Memorial Hospital and Jeff Anderson Regional Medical Center, which together employ over 3,800 individuals. Meridian is also site of Meridian Naval Air Station, a United States Naval training facility.

     Station History and Characteristics. WTOK-TV was originally licensed in 1953 to serve Meridian, Mississippi. The Meridian market is ranked 183rd in the United States, with approximately 66,000 television households and a population of approximately 173,000. WTOK-TV is broadcast on VHF channel 11 and is an ABC affiliate. The Company acquired WTOK-TV in 1988. The other two commercial stations in the market, affiliates of NBC and CBS, are broadcast on UHF channels with considerably smaller broadcast coverage than WTOK-TV. The CBS affiliate recommenced broadcasting in April 1994 after ceasing operations in April 1992. In August 1995, the CBS and NBC affiliates entered into a local marketing agreement pursuant to which the CBS affiliate would manage the NBC affiliate.

WTAP-TV (NBC) PARKERSBURG, WEST VIRGINIA

     Market Description. The Parkersburg DMA consists of three counties, two of which are in western West Virginia and one of which is in eastern Ohio. Parkersburg is located at the confluence of the Little Kanawha and the Ohio Rivers, approximately 140 miles from Pittsburgh, Pennsylvania and approximately 75 miles from Charleston, West Virginia. The Parkersburg economy is evenly distributed among the manufacturing and services sectors. A number of prominent companies maintain facilities in the Parkersburg market, including E. I. du Pont de Nemours & Co., General Electric Plastics, Shell Chemical, Ames Company, Nashua Photo, Inc. and Schott Scientific Glass, Inc. The area is also home to the Bureau of Public Debt, the printer for all United States Government Bonds, as well as several regional educational institutions including West Virginia University at Parkersburg, Ohio Valley College and Marietta College.

     Station History and Characteristics. WTAP-TV was originally licensed in 1953 and is the only commercial television station licensed to serve the Parkersburg market. The Parkersburg market is ranked 186th in the United States, with approximately 61,500 television households and a population of approximately 153,000. WTAP-TV is broadcast on UHF channel 15 and is an NBC affiliate. The Company acquired WTAP-TV in 1979. Other network affiliated stations, including one NBC affiliate, located in Charleston, West Virginia and Columbus, Ohio, are carried on cable systems in Parkersburg, but are not part of the Parkersburg DMA.

KGWN-TV (CBS) CHEYENNE, WYOMING
KSTF-TV (CBS) SCOTTSBLUFF, NEBRASKA
KTVS-TV (CBS) STERLING, COLORADO

     Market Description. The Cheyenne-Scottsbluff-Sterling DMA consists of three counties, two in southeastern Wyoming and one in western Nebraska. Cheyenne, the state capital of Wyoming, is located approximately 100 miles north of Denver, Colorado. The Cheyenne economy is supported primarily by government, transportation, tourism, services and light manufacturing. Significant employers in the area include Union Pacific Railroad, United Medical Center, Veteran's Administration Hospital, Safecard and Frontier Oil Refinery. Cheyenne is also home to the F. E. Warren United States Air Force Base, which employs more than 4,000 people in military and civilian capacities.

     In order to properly serve the Cheyenne-Scottsbluff-Sterling DMA, KGWN-TV operates two satellite television stations, KSTF-TV in Scottsbluff, Nebraska and KTVS-TV in Sterling, Colorado. Scottsbluff is located in Scotts Bluff County, Nebraska approximately 100 miles northeast of Cheyenne. Sterling is located in Logan County, Colorado approximately 100 miles southeast of Cheyenne. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWN-TV, originally licensed in 1954 to serve Cheyenne, Wyoming. Since first going on the air, KGWN-TV has been the only home market station in the City of Cheyenne and Laramie County. The Cheyenne-Scottsbluff-Sterling market is ranked 194th in the United States with approximately 50,000 television households and a population of approximately 123,000. KGWN-TV is broadcast on VHF channel 5 and is a CBS affiliate. KSTF-TV, broadcast on VHF channel 10, and KTVS-TV, broadcast on VHF channel 3, are operated as S-2 satellites receiving a substantial portion of their programming from KGWN-TV. However, as S-2 satellites, KSTF-TV and KTVS-TV broadcast some self-produced local programming which is not provided by KGWN-TV. KGWN-TV competes with two other commercial stations in the Cheyenne market, a satellite station of an ABC affiliate in Casper, Wyoming which broadcasts Fox programming in Cheyenne, and a satellite station of an NBC affiliate, both of which satellite stations broadcast on UHF channels. KSTF-TV competes with one other commercial station in the Scottsbluff market, a satellite station of an ABC affiliate which broadcasts on a VHF channel. KTVS-TV competes to some extent with several stations broadcasting from Denver, Colorado.

KGWC-TV (CBS) CASPER, WYOMING
KGWL-TV (CBS) LANDER, WYOMING
KGWR-TV (CBS) ROCK SPRINGS, WYOMING

     Market Description. The Casper-Riverton DMA consists of six counties in central Wyoming. Casper is located approximately 290 miles southeast of Billings, Montana and 275 miles north of Denver, Colorado. The Casper economy, historically centered on oil and agriculture, has recently diversified with the growth of its service sector. Major employers in the area include the Wyoming Medical Center, Wotco, Inc., Conoco, True Oil & Affiliates and Rissler McMurry. Casper is also home to Casper College and the University of Wyoming-Casper, with an aggregate student population of approximately 4,500.

     In order to properly serve the vast geographic area covered by the Casper-Riverton DMA, KGWC-TV operates two satellite television stations, KGWL-TV in Lander, Wyoming and KGWR-TV in Rock Springs, Wyoming. Lander is located in Freemont County approximately 140 miles southwest of Casper. Rock Springs is located in Sweetwater County approximately 220 miles southwest of Casper. The satellite stations serve sparsely populated rural areas which lack the resources to support full-service broadcast operations unrelated to the parent Station's more populous communities.

     Station History and Characteristics. KGWC-TV, originally licensed in 1980 to serve Casper, Wyoming. The Casper-Riverton market is ranked 197th in the United States, with approximately 50,000 television households and a population of approximately 125,000. KGWC-TV is broadcast on UHF channel 14 and is a CBS affiliate. KGWL-TV, broadcast on VHF channel 5, and KGWR-TV, broadcast on VHF channel 13, are operated as S-1 satellite stations receiving all of their programming from KGWC-TV. KGWC-TV competes with two other commercial stations in this market, an NBC affiliate which broadcasts on a VHF channel and an ABC/Fox affiliate which broadcasts on a UHF channel.

COMPETITION

     The principal methods of competition in television broadcasting are the development of audience interest through programming and promotions and competition in rates charged to advertisers. Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. The Company has generally acquired stations in markets where there are only a limited number of over-the-air television stations competing for local viewership and for local advertising revenues. In two of its markets, the Company owns the only local television station. In four markets, the Company owns one of only two local television stations. In seven markets, the Company owns one of three local television stations. In eight markets, the Company owns one of four local television stations. In addition, WTVY-TV competes with two other stations in the Dothan market and with three other stations in the Panama City market.

     Audience. Stations compete for audience on the basis of program popularity which has a direct effect on advertising rates. A significant portion of the Company's daily programming is supplied by the networks. In those time periods, the Stations are totally dependent upon the performance of the networks' programs in attracting viewers. Non-network time periods are programmed by the Stations with local news and syndicated programs generally purchased for cash and barter and, to a lesser extent, barter-only. The Stations also air sports, public affairs and other entertainment programming.

     The development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television, has significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system. As the technology of satellite program delivery to cable systems advanced in the late 1970's, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience.

     The FCC has authorized several entities to construct and launch satellites to deliver DBS to homes from satellites. Three DBS companies provide nationwide service and MCI Communications has acquired the right to launch a fourth DBS satellite service in a joint venture with the parent of Fox. In early 1997, the Fox DBS venture and Echostar, an operating DBS company, announced a merger and a plan to carry local broadcast stations. The FCC has also adopted rules which may significantly increase the number of multipoint distribution service stations ("MDS") (i.e., video service distributed on microwave frequencies which can only be received by special microwave antennae). These MDS stations have launched service in several cities, and one telephone company has also begun offering digital MDS service. In addition, the FCC has authorized a 28 GHz microwave cable service that will have the potential to provide up to 100 channels of video or more. The FCC is also licensing low power television stations which are television stations with coverage areas much smaller than those served by full power conventional television stations.

     Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. Collectively, these improvements are referred to as digital television ("DTV"), with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to provide a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995. In late 1996, the FCC adopted a technical standard for DTV. The standard will involve the broadcast of DTV on a separate television channel from that used for conventional broadcasting and that channel may also be used by broadcasters for data transmission and multi-channel transmission. The FCC currently is determining whether and how to assign licenses to permit television broadcasters to provide DTV services. The FCC has tentatively decided to issue a second channel to each television broadcaster to permit it to provide DTV during a transition period. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. At the end of the transition period, each broadcaster would be required to return to the FCC one of these two channels. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of the Stations. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

     In addition, certain leaders in Congress and the Administration have proposed legislation requiring broadcasters to (i) bid at auction for DTV channels, potentially against other non-broadcast applicants, (ii) return their analog channels on an expedited basis by 2005 to permit the old channels to be reauctioned to new licensees and/or (iii) pay a fee for the use of the second channel, starting either immediately or after 2005. These proposals, if enacted, could affect the Company. First, auctions for DTV channels could substantially increase the Company's up-front costs of converting to DTV and would raise the possibility that the Company could be subject to additional competition in its markets if it, or another licensee, is out-bid by a newcomer. Second, an expedited transition period could require the Company to end analog transmission before all its viewers (particularly those in the smaller markets which the Company serves) have purchased DTV-compatible reception equipment.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first run and rerun packages of programming. The Stations compete against local broadcast stations for exclusive access to first run product (such as "The Oprah Winfrey Show," "Wheel of Fortune" and "Jeopardy") and for off-network reruns (such as "Home Improvement," "Seinfeld" and "Roseanne") in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

     Advertising. The Stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail and local cable systems. Competition for advertising expenditures in the broadcasting industry occurs primarily in individual markets. Generally, television broadcasting stations in one market do not compete with stations in other market areas.

     Management cannot predict the exact nature of the competition it will face in any market since competing stations may change owners, affiliations and/or programming focus at any time. The Company cannot predict the effect the changes in legislation or technology, discussed herein, will have on its operations. In certain markets, construction permits for new stations have been or may be granted.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Existing Regulation. Television broadcasting is subject to the jurisdiction of the FCC, pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the

FCC to issue, renew, revoke and modify broadcasting licenses, regulate the frequency and operating power of stations, determine station location, regulate the equipment used by stations, adopt rules and regulations to carry out the provisions of the Communications Act and to impose certain penalties for violations of the Communications Act. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

     License Grant and Renewal. Television broadcasting licenses are usually granted or renewed for the maximum allowable term of eight years. The FCC may revoke a license or renew a license for a period shorter than the maximum allowable term if the FCC finds that the licensee has committed a serious violation of FCC rules, has committed other violations which taken together would constitute a pattern of abuse, or has otherwise failed to serve the public interest. At the time the application is made for renewal of a television license, parties in interest may file petitions to deny renewal, and such parties as well as members of the public may comment upon the service the station has provided during the preceding term and urge denial of the application. Additionally, if an incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC then has the authority to deny the renewal application and consider a competing application.

     In the vast majority of cases, broadcast licenses are renewed by the FCC even when the petitions to deny are filed against broadcast license renewal applications. All of the Stations are presently operating under five-year licenses expiring on various dates from 1997 to 2005. Currently, WTOK-TV, Meridian, Mississippi, and WTVY-TV, Dothan, Alabama, have pending applications for license renewal. The Company is not aware of any facts or circumstances that might prevent any of the Stations from having its current license renewed at the end of its respective term or which might prevent the license renewal for WTOK-TV or WTVY-TV from being granted.

     The Communications Act prohibits the assignment of a license or the transfer of control of a license without prior approval of the FCC. Under the Communications Act, no license may be held by a corporation of which more than 20% of the capital stock is owned of record, voted or subject to control by aliens, and no corporation may hold the capital stock of another corporation holding broadcast licenses if more than 25% of the capital stock of such parent corporation is owned of record, voted or subject to control by aliens, unless specific FCC authorization is obtained.

     Multiple Ownership Restrictions. The FCC has promulgated a number of rules designed to limit the ability of individuals and entities to own or have an ownership interest above a certain level (an "attributable interest," defined more fully below) in broadcast stations, as well as other mass media entities. These rules include limits on the number of television stations that may be owned both on a national and a local basis. On a national basis, FCC rules generally limit any individual or entity from having attributable interests in television stations with an aggregate audience reach exceeding 35% of all United States households.

     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. FCC rules currently allow an entity to have an attributable interest in only one television station in a market. In approving the Brissette acquisition, the FCC granted six-month waivers of that rule as it pertains to the transmission signal overlap of (i) WIFR-TV, the Benedek Station serving Rockford, Illinois, and WMTV-TV, the Brissette Station serving Madison, Wisconsin; (ii) WYTV, the Benedek Station serving Youngstown, Ohio, and WTRF-TV, the Brissette Station serving Wheeling, West Virginia and Steubenville, Ohio; and (iii) WTAP-TV, the Benedek Station serving Parkersburg, West Virginia, and WTRF-TV. These waivers will permit the Company to hold the

Stations in question for a six-month period after closing before divesting one of the two Stations that do not comply with the duopoly rule in each instance. The FCC has a pending proceeding that may result in the liberalization of the duopoly rule to permit the Company to continue to own all the Stations it currently owns as well as all of those it has received FCC consent to acquire. The Company has requested an extension of its waiver to permit it to continue to own these Stations pending the Commission's decision on this proceeding. The FCC proposed revised duopoly rules during the fourth quarter of 1996 and it is expected that, after considering public comments, new rules will become effective during 1997 or early 1998. As a result of the limited waiver provided by the FCC, the Company has had discussions concerning exchanging or selling Stations which would eliminate the duopoly overlap. No agreement or understanding currently exists with respect to any such sale or exchange. There can be no assurance that the FCC will act to liberalize the rule or that it will do so in time to avoid the Company's being required to divest certain Stations in order to eliminate any signal overlap. Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

     Under the FCC's ownership rules, if a purchaser of the Company's common stock acquires an "attributable" interest in the Company, a violation of FCC regulations could result if that purchaser owned or acquired an attributable interest in other media properties in a manner prohibited by the FCC's rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the bench-mark is 10% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are not generally subject to attribution. The Company currently has a single stockholder. In the event the Company no longer had a single majority stockholder, minority interests would be deemed to be attributable interests. The FCC has initiated an inquiry into modifying several of these attribution standards. It is likely that this inquiry will be concluded in late 1997 or early 1998, and there can be no assurance that these rules will be changed.

     To the best of the Company's knowledge, no officer, director or stockholder of the Company holds an interest in another radio or television station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

     Regulation of Broadcast Operations. Television broadcasters are subject to FCC regulation in several other areas, including political broadcasting, children's programming, obscene and indecent programming and equal employment opportunities.

     Candidates for Federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by state or local candidates. When a station carries advertising by one candidate (whether Federal, state or local), the station must afford "equal opportunity" for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general election campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser during the same period. These requirements can have the effect of reducing the revenues that a station might otherwise earn during preelection periods.

     Television stations must serve the educational and information needs of children in their overall programming, and must air some programming specifically designed to serve those needs. The programming obligation applies to programs originally produced and broadcast for an audience of children 16 years of age and younger. Commercial time is limited to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger.

     Television stations may not air obscene programming at any time, and may not air indecent programming during the morning, afternoon and early evening. Material is obscene if it appeals to viewers' prurient interests by depicting sexual conduct in a patently offensive manner and lacks serious literary, artistic, political or scientific value. Material is indecent if it describes in patently offensive terms, sexual or excretory activities or organs.

     Television stations must have an equal employment opportunity ("EEO") policy that prohibits discrimination based on race, color, sex, religion or national origin, and must establish EEO programs that encourage recruitment and hiring of women and minorities. The FCC requires licensees to file regular employment reports with the agency, recruit minority or female applicants for vacancies, maintain records documenting the recruitment of women and minorities, work with local organizations to identify female and minority job candidates, and examine their sources of job referrals to determine if those sources are effective in providing a station with female or minority applicants. The FCC recently issued a notice of proposed rulemaking regarding its EEO rules, stating that it hoped to make its EEO rules less burdensome (especially for small stations).

     In all of the foregoing areas, as well as in other matters that affect operations and competition in the television broadcast industry, regulatory policies are subject to change over time and cannot be fully predicted.

     Proposed Legislation and Regulation. The Congress and the FCC currently have under consideration, and may in the future adopt, new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Stations. In addition to the proposed changes set forth above, examples of such matters include policies concerning eliminating certain cross-ownership restrictions, political advertising and programming practices, flexible use of broadcast spectrum, spectrum use fees, the standards to govern evaluation of television programming directed toward children and violent and indecent programming. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the initiation of DBS, the continued establishment of wireless cable systems and low power television stations and the participation of telephone companies in the provision of video programming by wire.

     Implementation of the Cable Act of 1992. The Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") was enacted on October 5, 1992. The Cable Act imposes cable rate regulation, establishes cable ownership limitations, regulates the relationships between cable operators and their program suppliers, regulates signal carriage and retransmission consent and regulates numerous other aspects of the cable television business.

     The signal carriage, or "must carry," provisions of the Cable Act require cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The Cable Act also includes a retransmission consent provision that requires cable operators and other multi-channel video programming distributors to obtain the consent of broadcast stations prior to carrying them in certain circumstances. The must carry and retransmission consent provisions are related in that a television station must elect once every three years either to waive its right to mandatory, but uncompensated, carriage or to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

     In April 1993, a three-judge panel of the United States District Court of the District of Columbia upheld the constitutionality of the legislative must-carry provisions. In June 1994, the Supreme Court ruled that the must-carry provisions were "consent-neutral" and, thus, not subject to strict scrutiny and that Congress's stated interests in preserving the benefits of free, off-air broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. The Supreme Court recently agreed to review the case again in the fall of 1996, and a decision on that case is expected by mid-1997.

     Under rules adopted to implement these must carry and retransmission consent provisions, local broadcast stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993, effective October 6, 1993. Stations that failed to elect were deemed to have elected carriage under the must carry provisions. Other issues addressed in the FCC rules were market designations, the scope of retransmission consent and procedural requirements for implementing the signal carriage provisions.

     In 1993, the Company elected and negotiated retransmission consents with all of the local cable systems which carry the signals of the Benedek Stations. The Company has entered into agreements for each Benedek Station with all of these cable system operators. All of these agreements grant such cable system operators to retransmit the Benedek Station's signal. These retransmission arrangements do not represent a significant source of revenue for the Company. The terms of these retransmission agreements range from one to five years. In 1993, each of Stauffer and Brissette also elected and negotiated retransmission consents with all of the local cable systems carrying the signals of their respective Stations and each entered into agreements for its Stations similar to the retransmission consent agreements entered into by the Company. The Company recently elected retransmission consent with those cable systems with which the prior agreements expired. The Stations are currently negotiating with these operators to enter into longer term agreements. The Company cannot predict the outcome of these negotiations. In addition, although the Company expects to be able to renew its current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

EMPLOYEES

     The Company currently employs approximately 1,300 full-time employees. Approximately 250 of the Company's employees located at WMTV-TV, WILX-TV, WHOI-TV, WTRF-TV, KDLH-TV and WYTV are represented by labor unions under collective bargaining agreements. The collective bargaining agreements expire at various times from 1997 through 2000. There are no unionized employees at the remaining Stations. The Company believes that its relationship with all of its employees, including those represented by labor unions, is satisfactory.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in leased premises in Rockford, Illinois.

     The types of properties required to support each of the Stations include offices, studios and tower and transmitter sites. A station's studio and office are generally located in business districts while tower and transmitter sites are generally located so as to provide maximum signal coverage to each market. The following table contains certain information describing the general character of the properties of the Company.

STATION, MARKET AREA AND USE       OWNED OR LEASED        APPROXIMATE SIZE(A)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
WMTV-TV; Madison, WI

Office and Studio................         Owned             16,485 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)               1,040 ft./955 kw              --
WYTV; Youngstown, OH

Office and Studio................         Owned             18,964 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                642 ft./550 kw               --
WWLP; Springfield and
  Holyoke, MA

Office and Studio................         Owned             20,000 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                500 ft./342 kw               --
WILX-TV; Lansing, MI

Office and Studio................         Owned             13,700 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              5,000 sq. ft.           994 ft./309 kw               --
WHOI-TV; Peoria and
  Bloomington, IL

Office and Studio................         Owned             16,900 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)               640 ft./2,240 kw              --
KCOY-TV; Santa Barbara,
  Santa Maria and San Luis
  Obispo, CA

Office and Studio................         Owned             18,000 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased             1,200 sq. ft.           140 ft./115 kw               (c)
KDLH-TV; Duluth, MN
  and Superior, WI

Office and Studio................         Owned           25,000 sq. ft. (d)               --                     --
Tower/Transmitter Site...........         Owned              1,040 sq. ft.           811 ft./100 kw               --
WIFR-TV; Rockford, IL

Office and Studio................         Owned             13,500 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)                674 ft./562 kw               --
WSAW-TV; Wausau and
  Rhinelander, WI

Office and Studio................         Owned             24,400 sq. ft.                 --                     --
Tower/Transmitter Site...........       Leased (e)            432 sq. ft.            650 ft./316 kw             08/01/02
WTRF-TV; Wheeling, WV
 and Steubenville, OH

Office and Studio................         Owned           43,872 sq. ft. (f)               --                     --
Tower/Transmitter Site...........         Owned              2,000 sq. ft.           741 ft./316 kw               --


                                      -25-

STATION, MARKET AREA AND USE       OWNED OR LEASED        APPROXIMATE SIZE(A)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
WIBW-TV; Topeka, KS

Office and Studio................         Leased          18,774 sq. ft. (g)               --                   08/31/98
Tower/Transmitter Site...........         Leased             2,338 sq. ft.          1,249 ft./316 kw            02/14/62
KAUZ-TV; Wichita Falls,
 TX and Lawton, OK

Office and Studio................         Owned             13,078 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned                   (b)               1,028 ft./100 kw              --
KMIZ-TV; Columbia and
  Jefferson City, MO

Office and Studio................         Owned              5,993 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned               875 sq. ft.          1,030 ft./1,580 kw             --
KOSA-TV; Odessa and
  Midland, TX

Office and Studio................         Owned             14,222 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased              930 sq. ft.            726 ft./316 kw             10/31/98
KHQA-TV; Quincy, IL
  and Hannibal, MO

Office and Studio................         Leased            13,120 sq. ft.                 --                    (h)(i)
Tower/Transmitter Site...........         Owned              1,200 sq. ft.           804 ft./269 kw               --
WTVY-TV; Dothan, AL
  and Panama City, FL

Office and Studio................         Leased            20,440 sq. ft.                 --                   12/31/02
Tower/Transmitter Site...........         Owned              2,500 sq. ft.          1,880 ft./100 kw              --
WHSV-TV; Harrisonburg, VA

Office and Studio................         Owned              6,720 sq. ft.                 --                     --
Tower/Transmitter Site...........         Leased             2,016 sq. ft.           337 ft./8.32 kw          12/31/01(j)
WBKO-TV; Bowling
  Green, KY

Office and Studio................         Owned             17,598 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              1,175 sq. ft.           603 ft./316 kw               --
WTOK-TV; Meridian, MS

Office and Studio................         Owned             13,188 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              1,504 sq. ft.           316 ft./316 kw               --
WTAP-TV; Parkersburg, WV

Office and Studio................         Leased            17,500 sq. ft.                 --                 04/30/05(k)
Tower/Transmitter Site...........         Owned              3,600 sq. ft.           439 ft./208 kw               --
KGWN-TV; Cheyenne, WY

Office and Studio................         Owned              7,500 sq. ft.                 --                     --
Tower/Transmitter Site...........          (l)               2,646 sq. ft.           620 ft./100 kw               --
KSTF-TV (satellite)
  Scottsbluff, NE

Office and Studio................         Owned              2,400 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              2,457 sq. ft.           674 ft./240 kw               --


                                      -26-



STATION, MARKET AREA AND USE       OWNED OR LEASED        APPROXIMATE SIZE(A)         HEIGHT/POWER       EXPIRATION OF LEASE
---------------------------------  -------------------- -----------------------  ----------------------- ----------------------
KTVS-TV (satellite)
  Sterling, CO
Office and Studio................         Owned              3,750 sq. ft.                 --                     --
Tower/Transmitter Site...........         Owned              2,640 sq. ft.           730 ft./60.6 kw              --

KGWC-TV; Casper and
  Riverton WY
Office and Studio................         Leased             6,827 sq. ft.                 --                   08/31/97
Tower/Transmitter Site...........         Owned              1,692 sq. ft.            235 ft./60 kw               --

KGWL-TV (satellite)
  Lander, WY
Tower/Transmitter Site...........         Leased              768 sq. ft.             155 ft./30 kw             12/31/07

KGWR-TV (satellite)
  Rock Springs, WY
Tower/Transmitter Site...........         Leased              400 sq. ft.             100 ft./12 kw             05/22/99
------------------

(a) Approximate size is for building space only and does not include the land on which the facilities are located.

(b) Tower/Transmitter Site is located at and included within the size of the office and studio premises.

(c) Occupied on a month-to-month basis pursuant to approval of the United States Department of Agriculture Forest Service. This property was previously occupied pursuant to a Special Use Permit. Currently the United States Department of Agriculture Forest Service is revising certain provisions of its form of Special Use Permit which would otherwise have been reissued to Stauffer in the ordinary course of business. The Company has applied for and anticipates that it will be issued a Special Use Permit with respect to this property upon completion of the aforementioned revisions. However, there can be no assurance that such a Special Use Permit will be issued in the future.

(d) The Company owns a building of approximately 55,000 sq. ft. in which the offices and studio of KDLH-TV are located and of which approximately 30,000 sq. ft. are leased to third parties.

(e)  Leased  together  with  TAK  Communications from the Wisconsin  Educational
     Board.

(f) The Company owns a building of approximately 46,872 sq. ft. in which the offices and studio of WTRF-TV are located and of which approximately 3,000 sq. ft. are leased to a third party.

(g) The Company leases a building of approximately 23,837 sq. ft. in which the offices and studio of WIBW-TV are located and of which approximately 5,063 sq. ft. are subleased to Stauffer, which owns and operates radio stations WIBW AM and FM.

(h)  Occupied on a month-to-month basis.

(i)  The Company purchased land to relocate studio and office in early 1998.

(j) Occupied pursuant to a Special Use Permit granted by the United States Department of Agriculture Forest Service (k) The Company has an option to purchase the premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.

(l) This property is utilized subject to an easement granted by the State of Wyoming.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company (including in its capacity as successor of Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Not applicable.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data for the five years ended December 31, 1996 represents the consolidated financial information of the Company and are derived from the audited Consolidated Financial Statements, which Consolidated Financial Statements for the three years ended December 31, 1996 together with the report of McGladrey & Pullen, LLP, independent certified public accountants, are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                                     YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                           1992             1993          1994         1995(A)          1996(B)
                                                           ----             ----          ----         -------          -------
                                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

  Net revenues(c)...................................   $    36,311    $   38,352     $    44,221   $    50,329        $   96,386
  Operating expenses:
       Station operating expenses...................        21,511        22,805          24,810        29,049            58,602
       Depreciation and amortization................         4,428         3,721           3,403         5,041            20,220
                                                      ------------  -------------   -------------  -------------      ------------
  Station operating income..........................        10,372        11,826          16,008        16,239            17,564
       Corporate....................................         1,288         1,249           1,309         1,576             2,695
      Special bonus, officer-stockholder...........             -          1,400               -             -                 -
                                                      ------------  -------------   -------------  ------------      ------------
 Operating income...................................         9,084         9,177          14,699        14,663            14,869
                                                      ------------  -------------   -------------  ------------      ------------
  Financial expenses, net:
  Interest expense, net(d):

       Cash interest, net...........................       (6,605)        (8,194)          7,740)      (14,763)          (22,559)
       Other interest...............................       (7,774)        (6,161)         (4,905)         (712)           (8,130)
                                                      ------------   -------------     ------------  -------------     ------------
                                                          (14,379)       (14,355)        (12,645)      (15,475)          (30,689)
  Other, net........................................         (310)           144            (10)            -                 -
                                                      ------------   -------------     ------------  -------------     ------------
                                                          (14,689)       (14,211)       (12,655)       (15,475)          (30,689)
                                                      ------------   -------------     ------------  -------------     ------------
  Income (loss) before income tax benefit and

    extraordinary item..............................       (5,605)        (5,034)          2,044          (812)         (15,820)
  Income tax benefit (e)............................             -             -               -             -             4,664
                                                      ------------  -------------     -------------   ------------      ------------
  Income (loss) before extraordinary item...........       (5,605)        (5,034)          2,044          (812)          (11,156)
  Extraordinary item (f)............................             -              -              -         6,864                 -
                                                      ------------  -------------     -------------  -------------      ------------
  Net income (loss).................................       (5,605)        (5,034)          2,044         6,052           (11,156)
  Preferred stock dividends and accretion...........             -              -              -            -             (9,519)
                                                      ------------  -------------     -------------  -------------      ------------
  Net income (loss) applicable to common stock......  $    (5,605)   $    (5,034)     $    2,044  $      6,052       $    20,675
                                                      ------------  -------------     -------------  -------------      ------------
                                                      ------------  -------------     -------------  -------------      ------------
  Earnings (loss) per common share (k):
    Income (loss) before extraordinary item.........  $     (0.80)   $     (0.72)     $     0.29  $      (0.12)      $     (2.94)
    Extraordinary item..............................             -             -                 -        0.98                -
                                                      ------------  -------------     -------------   -------------    ------------
    Earnings (loss) per common share................  $      (0.80) $      (0.72)     $     0.29   $      0.86       $     (2.94)
                                                      ------------  -------------     -------------  -------------      ------------
                                                      ------------  -------------     -------------  -------------      ------------

  Weighted-average common shares outstanding........     7,030,000      7,030,000      7,030,000     7,030,000         7,030,000
                                                      ------------  -------------     -------------  -------------      ------------
                                                      ------------  -------------     -------------  -------------      ------------

STATEMENT OF CASH FLOW DATA:
  Net cash provided by (used in) operating

    activities......................................     $   5,255     $    4,926         $  10,493    $    3,251      $  17,843
  Net cash (used in) investing activities...........          (375)          (864)           (2,507)      (30,972)      (326,632)
  Net cash provided by (used in) financing
    activities......................................        (1,427)        (6,951)           (7,037)       32,773        307,212



                                      -29-



                                                                                     YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------------------------
                                               1992             1993              1994               1995(A)            1996(B)
                                               ----             ----              ----               -------            -------
                                                                                     (DOLLARS IN THOUSANDS)
CERTAIN FINANCIAL DATA:

  Broadcast cash flow (g)....................   $ 14,728          $  15,546         $  19,627         $  21,310         $  38,865
  Broadcast cash flow margin (h).............       40.6%              40.5%             44.4%             42.3%             40.3%
  Adjusted EBITDA (i)........................     13,440             14,297            18,318            19,734            36,170
  Adjusted EBITDA margin (j).................       37.0%              37.3%             41.4%             39.2%             37.5%
  Amortization of program broadcast rights...   $  1,996         $    2,179        $    2,104         $   2,162        $    4,399
  Payment for program broadcast rights.......      2,068              2,180             1,888             2,132             3,318
  Capital expenditures.......................     14,581              1,278             1,161             2,008             5,003

BALANCE SHEET DATA (END OF PERIOD):

   Total assets..............................    $ 77,049          $  72,818         $  73,621         $114,453         $495,016
   Working capital (deficit).................         (71)             3,684             1,611           13,665            3,698
   Long-term debt (i)........................     109,439            112,874           107,607          135,767          358,234
   Redeemable preferred stock................          -                  -                 -                 -          105,519
   Stockholder's (deficit)...................     (41,004)           (44,660)          (42,615)         (36,563)         (51,561)

---------------------------


(a) On March 31, 1995, the Company acquired WTVY-TV serving Dothan, Alabama and Panama City, Florida. The statement of operations and other data does not include information with respect to WTVY-TV prior to the date of acquisition.

(b) On June 6, 1996, the Company acquired the Stauffer Stations and the Brissette Stations. The statement of operations and other data does not include information with respect to the Acquired Stations prior to the date of acquisition.

(c) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.

(d) Cash interest expense, net includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest with respect to warrants to purchase the Company's common stock, accrued interest with respect to the contingent equity value of the Company and long-term deferred interest, accrued interest added to long-term debt balances, deferred loan amortization and accretion of discounts.

(e) The Company has historically elected to be taxed as an S Corporation for federal and state income tax purposes. Accordingly, the sole stockholder of the Company is responsible for the payment of income taxes on the Company's taxable income. Net income (loss) does not include a pro forma adjustment for income taxes due to the availability of net operating loss carryforwards and a valuation allowance. The Company's election to be taxed as an S Corporation terminated automatically concurrently with the consummation of the acquisitions of the Acquired Stations. The Company is now subject to federal and state income taxes.

(f) The Company recorded an extraordinary gain from the early extinguishment of debt comprised of a gain of $11.1 million reduced by losses of $2.7 million of prepayment premiums and contingent payments and $1.5 million of unamortized debt discount and deferred loan costs.

(g) Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and non-cash compensation less payments for program broadcast rights. The Company has included broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(h) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.

(i) Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and non-cash compensation less payments for program broadcast rights. The Company has included Adjusted EBITDA data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

(j) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

(k) Earnings (loss) per common share is computed by dividing income (loss) after the deduction of preferred dividends and accretion of the redemption prepayment premium and amortization of the initial warrants, by the weighted average number of common shares outstanding. The effect of the stock options, initial warrants and contingent warrants has not been reflected in the computation since their inclusion as common stock equivalents for both primary and fully-diluted earnings (loss) per share was anti-dilutive.

(l) Long-term debt is defined as notes payable and capital leases payable (including the current portion thereof), net of discount.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The operating revenues of the Company are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

     In 1996, the Company reported net revenues of $96.4 million compared to net revenues of $50.3 million in 1995 and $44.2 million in 1994. The increase in 1996 net revenues was due largely to the acquisitions of the Acquired Stations which represented $43.9 million. The Company had a net loss of $10.6 million for 1996 compared to a net income of $6.0 million (after an extraordinary gain of $6.9 million) in 1995 and net income of $2.0 million for 1994. Adjusted EBITDA for the year ended December 31, 1996 was $36.2 million as compared to $19.7 million for the year ended December 31, 1995 and $18.3 million for the year ended December 31, 1994.

     Local/regional advertising and national advertising constitute the largest categories of the Company's operating revenues and represent approximately 79% of gross revenues in 1996 as compared to 86% in 1995. Although relatively constant as a total percentage of gross revenues, the mix of advertising revenue can vary depending on the level of political advertising revenue. Excluding political advertising revenue, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company in 1994, 1995 and 1996 was 88.8%, 87.4% and 86.6%, respectively. The decrease in 1996 was the result of an increase in network compensation of $4.0 million or 126.9%, primarily as a result of the Acquisitions, and represents 7.0% of gross revenues (excluding political advertising revenues) for 1996 as compared to 5.6% of gross revenues (excluding political advertising revenues) in 1995.

     Approximately 59% of the gross revenues of the Company in 1996 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

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

     The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network- affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. Depreciation and amortization expense has generally declined from period to period as assets acquired at the time of the acquisition of a station have been depreciated. However, for 1996, depreciation and amortization increased $15.1 million due to the acquisition of the Acquired Stations. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 63.5% of net revenues for 1996 as compared to approximately 60.9% of net revenues for each of 1995 and 1994.

     On March 31, 1995, the Company acquired, for a cash purchase price of $28.7, million substantially all of the assets (including cash and accounts receivable) of WTVY-TV (the "Dothan Station") which is the CBS affiliate serving both Dothan, Alabama and Panama City, Florida.

     On June 6, 1996, the Company acquired substantially all of the broadcast television assets (including working capital of approximately $1.6 million) of the Stauffer Stations consisting of five principal broadcast television stations and four satellite broadcast television stations for a purchase price of $54.5 million. The principal stations acquired by the Company were KCOY-TV, Santa Maria, California; WIBW-TV, Topeka, Kansas; KMIZ-TV, Columbia, Missouri; KGWC-TV, Casper, Wyoming; and KGWN-TV, Cheyenne, Wyoming. KGWC-TV operates two satellite stations, KGWL-TV, Lander, Wyoming, and KGWR-TV, Rock Springs, Wyoming, both of which rebroadcast the programming of KGWC-TV. KGWN-TV operates two satellite stations, KSTF-TV, Scottsbluff, Nebraska, and KTVS-TV, Sterling, Colorado, both of which rebroadcast the programming of KGWN-TV. All of the Stauffer Stations are affiliated with CBS, except for KMIZ-TV, Columbia, Missouri, which is affiliated with ABC.

     On June 6, 1996, the Company acquired all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV- TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of the Company to General Electric Capital Corporation ("GECC").

     The Company has included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow do not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                                       Years Ended December 31,
                                         -----------------------------------------------------
                                              1994                1995               1996
                                              ----                ----               ----
                                                        (Dollars in Thousands)
Operating income........................    $    14,699         $    14,662       $     14,869
  Add:
    Amortization of program

     broadcast rights...................          2,104               2,162              4,399
    Depreciation and amortization.......          3,403               5,042             20,220
    Corporate Expenses..................          1,309               1,576              2,695
  Less:
    Payment for program

      broadcast liabilities.............        (1,888)             (2,132)            (3,318)
                                         --------------      --------------     --------------
    Broadcast cash flow.................    $    19,627         $    21,310       $     38,865
                                         --------------      --------------     --------------
                                         --------------      --------------     --------------

   The following table provides both historical and Same Station information. The Same Station information gives effect to the acquisition of the Dothan Station and the Acquired Stations as if such transactions were consummated on January 1, 1995. The Same Station information for the years ended December 31, 1995 and 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                      Historical                                        Same Station
                                                Year Ended December 31,                            Year Ended December 31,
                                    ----------------------------------------------      ------------------------------------------
                                                                            %                                                  %
                                        1995             1996            Change             1995             1996           Change
                                        ----             ----            ------             ----             ----           ------
                                                                         (Dollars in Thousands)
Net revenues.......................   $   50,329        $  96,386            91.5%          $120,617         $126,165        4.6%
                                    ------------      -----------      -----------      ------------     ------------     ---------
Operating expenses:
  Selling, technical and
    program expenses...............       21,199           43,759            106.4            51,842           57,332        10.6
  General and administrative.......        7,850           14,843             89.1            19,683           20,239         2.8
  Depreciation and amortization....        5,041           20,220            301.1            28,138           29,955         6.4
  Corporate........................        1,576            2,695             71.0             3,200            3,700        15.6
                                    ------------      -----------      -----------      ------------     ------------     --------
                                          35,666           81,517            128.4           102,863          111,226         8.1
                                    ------------      -----------      -----------      ------------     ------------    --------
         OPERATING INCOME..........   $   14,663        $  14,869             1.4%         $  17,754        $  14,939       (15.8)%
                                    ------------      -----------      -----------      ------------     ------------    --------
                                    ------------      -----------      -----------      ------------     ------------    --------

Broadcast cash flow................   $   21,310        $  38,865            82.4%         $  49,292        $  49,741          1.0%
Broadcast cash flow margin.........        42.3%            40.3%                              40.9%            39.4%
Adjusted EBITDA....................   $   19,734        $  36,170            83.3%         $  46,092        $  46,041         (0.1)%
Adjusted EBITDA margin.............        39.2%            37.5%                              38.2%            36.5%



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   Net revenues for the year ended December 31, 1996 increased $46.1 million or 91.5% to $96.4 million from $50.3 million for the year ended December 31, 1995 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $43.9 million. On a Same Station basis, net revenues for the year ended December 31, 1996 increased $5.5 million or 4.6% from the year ended December 31, 1995. On a Same Station basis, political advertising revenue for the year ended December 31, 1996 increased by $8.4 million to $9.8 million. Gross revenues on a Same Station basis excluding political advertising revenue decreased $1.4 million or 1.0% from the year ended December 31, 1995.

   Net revenues during the year ended December 31, 1996 were adversely affected by an unexpected weakness in advertising revenues for the Company's 12 CBS affiliated stations and six ABC affiliated stations which experienced a decline in audience shares relative to NBC affiliates. On a Same Station basis, net revenues of the Company's CBS affiliated stations increased by 0.9% and net revenues of the Company's ABC affiliated stations increased by 5.2%, while net revenues of the Company's NBC affiliated stations increased by 10.4%.

   Operating expenses for the year ended December 31, 1996 increased $45.9 million or 128.5% to $81.5 million from $35.7 million for the year ended December 31, 1995. Of the increase in operating expenses, $40.4 million was attributable to the acquisition of the Acquired Stations and $2.8 million was attributable to depreciation and amortization at the Benedek Stations owned by Benedek Broadcasting for all of 1996. As a percentage of net revenues, operating expenses for the Stations increased to 84.6% from 70.9% in the year ended December 31, 1995, primarily as a result of an increase of $15.2 million in depreciation and amortization expense. On a Same Station basis, operating expenses for the year ended December 31, 1996 increased $8.4 million or 8.1% from the year ended December 31, 1995. Such operating expenses were $111.2 million for the year ended December 31, 1996 as compared to $102.9 million for the year ended December 31, 1995. The increase was primarily caused by expansion of locally-produced news programs and increased depreciation and amortization. Operating expenses as a percentage of net revenues on a Same Station basis increased from 85.3% for the year ended December 31, 1995 to 88.2% for the year ended December 31, 1996.

   Operating income for the year ended December 31, 1996 increased $0.2 million or 1.4% to $14.9 million from $14.7 million for the year ended December 31, 1995.

   Financial (expenses), net for the year ended December 31, 1996 increased $15.2 million or 98.3% to $30.7 million from $15.5 million in the year ended December 31, 1995, due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

   Income tax benefit for the year ended December 31, 1996 was $4.7 million compared to none for the year ended December 31, 1995. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the year ended December 31, 1996. For the year ended December 31, 1995, the Company recognized no income tax benefit due to its Subchapter S Corporation status.

   Net loss for the year ended December 31, 1996 was $11.2 million as compared to net income of $6.1 million for the year ended December 31, 1995. The year ended December 31, 1995 included an extraordinary gain of $6.9 million on the early extinguishment of debt.

   Broadcast cash flow for the year ended December 31, 1996 increased $17.6 million or 82.4% to $38.9 million from $21.3 million for the year ended December 31, 1995 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 40.3% for the year ended December 31, 1996 from 42.3% for the year ended December 31, 1995. On a Same Station basis, broadcast cash flow for the year ended December 31, 1996 increased $0.4 million or 1.0% to $49.7 million from $49.3 million for the year ended December 31, 1995. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 39.4% for the year ended December 31, 1996 from 40.9% for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   The following table (in thousands) sets forth certain historical results of operations and operating data for the years ended December 31, 1994 and 1995. The information does not include the results of operations of the 1996 Acquired Stations.

                                                      Year Ended December 31,
                                       -----------------------------------------------------
                                                                                        %
                                           1994                1995                   Change
                                           ----                ----                   ------

Net revenues..........................     $  44,221          $   50,329               13.8%
                                       -----------------------------------------------------
Operating expenses:
  Selling, technical and
    program expenses..................        17,740              21,199                19.5
  General and administrative..........         7,070               7,850                11.0
  Depreciation and amortization.......         3,403               5,042                48.2
  Corporate...........................         1,309               1,576                20.4
                                       -------------       -------------       -------------
                                              29,522              35,667                 2.8
                                       -------------       -------------       -------------
           OPERATING INCOME...........     $  14,699          $   14,662                0.3%
                                       -------------       -------------       -------------
                                       -------------       -------------       -------------

Broadcast cash flow...................     $  19,627          $   21,310                8.6%
Broadcast cash flow margin............         44.4%               42.3%
Adjusted EBITDA.......................     $  18,318          $   19,734                7.7%
Adjusted EBITDA margin................         41.4%               39.2%


   Net revenues for the year ended December 31, 1995 increased $6.1 million or 13.8% to $50.3 million from $44.2 million for the year ended December 31, 1994. Of this increase, $5.0 million was attributable to the acquisition in March 1995 of the Dothan Station which serves Dothan, Alabama and Panama City, Florida. For the eight Benedek Stations owned by the Company for all of 1994 and 1995, net revenues for the year ended December 31, 1995 increased $1.1 million or 2.4% from the year ended December 31, 1994. Gross revenues for such Benedek Stations excluding political advertising revenue increased $2.9 million or 5.6% from 1994 to 1995. For such Benedek Stations, political advertising revenue for the year ended December 31, 1995 decreased $1.8 million or 66.7% to $0.9 million from $2.7 million for the year ended December 31, 1994.

   Operating expenses for the year ended December 31, 1995 increased $6.1 million or 20.8% to $35.7 million from $29.5 million for the year ended December 31, 1994. Of the increase in operating expenses, $4.4 million was attributable to the acquisition of the Dothan Station. As a percentage of net revenues, operating expenses increased to 70.9% from 66.8% in the year ended December 31, 1994, primarily as a result of an increase of $1.6 million in depreciation and amortization expense. For the eight Stations owned by the Company for all of 1994 and 1995, operating expenses for the year ended December 31, 1995 increased $1.7 million or 5.9% from the year ended December 31, 1994. Operating expenses as a percentage of net revenues for the years ended December 31, 1995 and 1994 for such Stations were 69.0% and 66.8%, respectively, primarily as a result of an increase in depreciation and amortization from 7.7% to 8.0% of net revenues and an increase in barter transactions, primarily related to programming and promotion, from 4.0% to 5.0% of net revenues.

   Operating income for the years ended December 31, 1995 and 1994 remained flat at $14.7 million as a result of the above factors.

   Financial (expenses), net for the year ended December 31, 1995 increased $2.8 million or 22.3% to $15.5 million from $12.7 million in the year ended December 31, 1994 due to the Company's higher debt level following the offering of the Company's 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes") in March 1995.

   Net income for the year ended December 31, 1995 increased to $6.1 million from $2.0 million for the year ended December 31, 1994 primarily as a result of a gain of $6.9 million on the early extinguishment of debt. This gain resulted from the refinancing of the Company's debt from the proceeds of the offering of the Senior Secured Notes in March 1995.

   Broadcast cash flow for the year ended December 31, 1995 increased $1.7 million or 8.6% to $21.3 million from $19.6 million for the year ended December 31, 1994 primarily as a result of the acquisition of the Dothan Station. As a percentage of net revenues, broadcast cash flow decreased to 42.3% for the year ended December 31, 1995 from 44.4% for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

   Cash Flows from Operating Activities is the primary source liquidity for the Company and were $17.8 million for the year ended December 31, 1996 compared to $3.3 million for the year ended December 31, 1995. For the year ended December 31, 1996, cash flows from operating activities included $2.5 million from the bonus payment from CBS and $2.2 million of collections on net accounts receivable provided by Stauffer. Noncash operating expenses, including depreciation and amortization, increased due to the acquisition. Depreciation and amortization caused operating income to decrease by $21.2 million without an effect on cash flow. For the year ended December 31, 1995, cash flows from operating activities primarily resulted from the refinancing of substantially all of the Company's existing long-term debt in March 1995 and the payment of $4.4 million of deferred and contingent interest and $2.7 million of prepayment premiums. In addition, cash used by operations in 1995 included $6.9 million of noncash gain on early extinguishment of debt.

   Cash Flows from Investing Activities were $(326.6) million for the year ended December 31, 1996 compared to $(31.0) million for the year ended December 31, 1995. For the year ended December 31, 1996, cash flows from investing activities primarily resulted from the payment of $322.1 million for the Acquired Stations. For the year ended December 31, 1995, cash flows used in investing activities included $26.7 million paid to acquire the Dothan Station.

   Cash Flows from Financing Activities were $307.2 million for the year ended December 31, 1996 compared to $32.8 million for the year ended December 31, 1995. For the year ended December 31, 1996, cash flows from financing activities resulted from the proceeds of financing the acquisitions of the Acquired Stations. For the year ended December 31, 1995, cash flows from financing activities primarily resulted from the issuance in March 1995 of $135.0 million of the Company's Senior Secured Notes to refinance existing indebtedness and finance the acquisition of the Dothan Station, offset by $96.0 million of principal payments on existing indebtedness.

THE FINANCING PLAN

   The Company, together with its subsidiary Benedek Broadcasting, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes (the "Notes") to generate gross proceeds of $90.2 million, (ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock and warrants to generate gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller

Junior Discount Preferred Stock to GECC and Mr. Paul Brissette. Benedek Broadcasting currently also has available to it a $10.0 million revolving credit facility under the Credit Agreement (the "Revolving Credit Facility"). At December 31, 1996, there were no outstanding borrowings under the Revolving Credit Facility.

   The Company believes that the financing plan will provide for a long-term financing structure that will allow management to concentrate its efforts on maximizing results of operations. The Company anticipates that Adjusted EBITDA of Benedek Broadcasting will be sufficient to finance the operating requirements of the Stations, debt service requirements and presently anticipated capital expenditures until such time that the debt matures or requires payment in full for at least the period until the Company is required to make cash payments in respect of the Notes, the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock. The Company anticipates that capital expenditures of approximately $7.8 million will be purchased in 1997. Such capital expenditures will be financed either from cash provided by operations, borrowings under the Revolving Credit Facility or purchase money financing.

   The Notes do not bear interest until May 15, 2001, and the Company will not be obligated to pay cash interest on the Notes until November 15, 2001. In addition, for all dividend payment dates with respect to the Exchangeable Redeemable Senior Preferred Stock and interest payment dates with respect to the Notes through and including July 1, 2001, the Company may, at its option, pay dividends by adding the amount thereof to the then effective liquidation preference of the Exchangeable Redeemable Senior Preferred Stock or pay interest on the Notes by issuing additional Notes. For all dividend payment dates with respect to the Seller Junior Discount Preferred Stock prior to October 1, 2001, the Company is required to pay such dividends by adding the amount thereof to the then effective liquidation preference of the Seller Junior Discount Preferred Stock. In order for the Company to meet its debt service obligations after May 2001 with respect to the Notes and pay required dividends after July 1, 2001 with respect to the Exchangeable Redeemable Senior Preferred Stock and from and after October 1, 2001 with respect to the Seller Junior Discount Preferred Stock, the Company will need to substantially increase broadcast cash flow at its stations or refinance. The Company's debt service obligations, including scheduled principal amortization, in the 12 month period beginning May 15, 2001 would be approximately $58.0 million (assuming that there will not have been any mandatory or voluntary prepayments of any indebtedness prior to that time and assuming a blended interest rate on the amounts then outstanding under the Credit Agreement comparable to the rate the Company is currently paying). The Company's cash dividend payments during such period on the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock would be approximately $27.0 million.

   In order to repay the Notes and Benedek Broadcasting's Senior Secured Notes at maturity, the Company will need to refinance all or a portion of such notes. The Company's ability to refinance the Notes and the Senior Secured Notes will depend upon the Company's operating performance, as well as prevailing economic and market conditions, levels of interest rates, refinancing costs and other factors, many of which are beyond the Company's control.

   The Company is a holding company that will derive all of its operating income and Adjusted EBITDA from its sole subsidiary, Benedek Broadcasting, the common stock of which, together with all other assets of the Company, have been pledged to secure the Company's senior guarantee of all indebtedness of Benedek Broadcasting outstanding under the Credit Agreement and in respect of the Senior Secured Notes. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Notes, whether at maturity, upon a change of control or otherwise, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation. Although the Credit Agreement does not limit the ability of Benedek Broadcasting to pay dividends or make other payments to the Company, the Senior Secured Note Indenture does contain such limitations. However, after giving effect to the implementation of the financing plan on June 6, 1996 (including the contribution to the common equity of Benedek Broadcasting of net cash proceeds of approximately $188.8 million from the sale of the Notes, the Exchangeable Redeemable Senior Preferred Stock and the Seller Junior Discount Preferred Stock), as of December 31, 1996, Benedek Broadcasting could have distributed approximately $188.8 million to the Company under such limitations.

   The Credit Agreement entered into by Benedek Broadcasting as part of the financing plan includes Term Loan Facilities and a Revolving Credit Facility. At June 6, 1996, the Term Loan Facilities consisted of (i) Series A Facility of $70.0 million and (ii) Series B Facility of $58.0 million. The Term Loan Facilities generally provide for quarterly amortization until final maturity. The Series A Facility will mature in June 2001 and the Series B Facility will mature in December 2002. Benedek Broadcasting is required to make scheduled amortization payments on the Term Loan Facilities, on an aggregate basis for Series A and Series B Facilities, as follows: during 1997, $8.5 million; during 1998, $12.75 million; during 1999, $15.25 million; during 2000, $21.75 million;
during 2001, $21.25 million; and during 2002, $45.5 million.

   In addition, Benedek Broadcasting will be required to make prepayments on the Term Loan Facilities under certain circumstances, including upon certain asset sales and issuance of debt or equity securities. Benedek Broadcasting will also be required to make prepayments on the Term Loan Facilities in an amount equal to 75% of excess cash flow (as defined) so long as the Company's ratio of debt to Adjusted EBITDA remains above 6.75 and 50% of such excess cash flow if such ratio is at or below 6.75. These mandatory prepayments will be applied to prepay, on a pro rata basis, the Series A and Series B Facilities. The Series A Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The Series B Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread. The margins above the base rate and the Eurodollar rate at which the Term Loan Facilities and Revolving Credit Facility will bear interest are subject to reductions at such times as certain leverage ratio performance tests are met.

   The Company entered into an interest rate cap agreement which matures in May 1998 to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles Benedek Broadcasting to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125,000,000 subject to an amortization schedule. Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

   Benedek Broadcasting has the ability, subject to a borrowing base and compliance with certain covenants and conditions, to borrow up to an additional $10.0 million for general corporate purposes pursuant to the Revolving Credit Facility. The Revolving Credit Facility has a term expiring in 2001 and is fully revolving until final maturity. The Revolving Credit Facility bears interest, at Benedek Broadcasting's option, at a base rate plus a spread or at a Eurodollar rate plus a spread.

   The Term Loan Facilities and the Revolving Credit Facility are secured by certain of Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by Benedek License Corporation ("BLC"), a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the Stations, and is secured by all of the stock of BLC.

   The Term Loan Facilities and the Revolving Credit Facility contain certain financial covenants, including, but not limited to, covenants related to cash interest coverage, fixed charge coverage, bank debt/Adjusted EBITDA ratio, total debt/Adjusted EBITDA ratio and minimum Adjusted EBITDA. In addition, the Term Loan Facilities and the Revolving Credit Facility contain other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Term Loan Facilities and the Revolving Credit Facility contain customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

   As a result of the lower than expected increases in net revenues on a Same Station basis and the increases in operating expenses on a Same Station basis at certain of the Acquired Stations during the second quarter prior to their acquisition by the Company as described above, at September 30 and December 31, 1996, the Company did not meet certain financial ratios contained in the Credit Agreement. The lenders under the Credit Agreement agreed to waive such noncompliance. In connection with each such waiver, the Company agreed that for so long as its ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeded certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. In connection with the waiver for December 1996, the Company and its lenders revised the financial covenants applicable to the Company for the period through the first half of 1998 and the Company agreed to reduce the Revolving Credit Facility from $15.0 million to $10.0 million and to increase the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until the Company's ratio of debt to Adjusted EBITDA is at 6.75 or lower.

RECENT DEVELOPMENTS

   In September 1996, the Company announced that it had reached an agreement in principle with The Warner Bros. Television Network to develop a local cable affiliate called the "WeB" in each of the Company's 20 markets which rank above
100. The WeB is intended to be a 24 hour, seven day a week television channel which will broadcast Warner Bros. Network prime time programming, WB kids programming and syndicated programming of Warner Bros. and others. The WeB is scheduled to begin service in by the fall of 1998 in most 100-plus markets. The Company will be responsible for all local sales efforts for the new channels in its markets. The Company does not anticipate a significant effect on operations during 1997 nor does it anticipate that significant capital expenditures will be required in connection with the development of its WeB affiliates.

   During 1996, Benedek Broadcasting made arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which is expected to be completed in the second quarter 1997. Benedek Broadcasting does not expect material expenditures for the acquisition of these licenses or immediate capital needs.

SEASONALITY

   Net revenues and Adjusted EBITDA of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period, and, to a lesser extent, during the second quarter of each year.

INCOME TAXES

   Historically, Benedek Broadcasting had elected to be taxed as a Subchapter S Corporation. Therefore, for the years ended December 31, 1994 and 1995, and for the period January 1, 1996 through June 6, 1996, income taxes were not reflected in the consolidated financial statements, but the income, deductions, losses and credits were passed to Benedek Broadcasting's sole stockholder. Concurrent with the completion of the financing for the acquisitions of the Acquired Stations, Benedek Broadcasting's election to be taxed as a Subchapter S Corporation was terminated and Benedek Broadcasting became subject to federal and state income taxes. In conjunction with the acquisition of Brissette, a deferred tax liability of $53.3 million was recognized primarily associated with the variance between future tax deductions allowed for depreciation and amortization of intangibles and the amount of such depreciation and amortization that will be reflected for book purposes.

   For the year ended December 31, 1996, a tax benefit of $5.4 million was recognized consisting of a $5.6 million benefit related to the net reduction of deferred income tax liabilities and $0.2 million of taxes currently due.

   Under the provisions of the Internal Revenue Code, the Company has approximately $9.4 million of actual net operating loss carryforwards available to offset future tax liabilities of the Company, that begin to expire in 2007 through 2011.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See pages F-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information with respect to each director and executive officer of the Company:

                   NAME                        AGE                             POSITION

A. Richard Benedek.........................       57  Chairman, Chief Executive Officer and Director
K. James Yager.............................       61  President and Director
Ronald L. Lindwall.........................       51  Senior Vice President-Finance, Chief Financial
                                                       Officer, Treasurer, Secretary and Director
Terrance F. Hurley.........................       40  Senior Vice President of Benedek Broadcasting
Keith L. Bland.............................       41  Senior Vice President-Planning and Technology of
                                                       Benedek Broadcasting
Mary L. Flodin.............................       41  Vice President and Controller
Jay Kriegel................................       56  Director
Paul S. Goodman............................       42  Director


     Mr. A. Richard Benedek has been engaged in the television broadcasting industry for over 15 years. Mr. Benedek is the Chairman and Chief Executive Officer of the Company. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Additionally, Mr. Benedek has also served as President and Chief Executive Officer of Blue Grass and Youngstown from their formation in January 1980, and September 1982, respectively, until the Merger. Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc.

     Mr. K. James Yager has been engaged in the television broadcasting industry for over 35 years. Mr. Yager is the President of the Company. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1987 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has also served as Vice President of each of Blue Grass and Youngstown from 1990 to 1993, respectively, until the Merger. Mr. Yager was employed by Cosmos Broadcasting from 1960 until 1980, including as general manager of its television stations in Columbia, South Carolina and New Orleans, Louisiana. From 1980 until 1986, Mr. Yager was Executive Vice President and Chief Operating Officer of Spartan Radiocasting, which then owned three television stations and four radio stations.

     Mr. Ronald L. Lindwall is the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Lindwall has also held the same positions at Benedek Broadcasting since March 1995. From 1990 until March 1995, Mr. Lindwall served as Senior Vice President, Chief Financial Officer and Treasurer of Benedek Broadcasting. Mr. Lindwall has also served as Senior Vice President, Chief Financial Officer and Treasurer of each of Blue Grass and Youngstown from 1990 until the Merger. From 1982 to 1990, Mr. Lindwall was a partner at the accounting firm of McGladrey & Pullen.

     Mr. Terrance F. Hurley was recently promoted to Senior Vice President of Benedek Broadcasting in anticipation of the completion of the Acquisitions. From December 1995 until his promotion, Mr. Hurley served as Vice President/General Manager of KDLH-TV serving Duluth, Minnesota and Superior, Wisconsin. Mr. Hurley also served as General Manager of KDLH-TV from October 1994 until December 1995 and General Sales Manager of KHQA-TV serving Quincy, Illinois and Hannibal, Missouri from May 1993 until

December 1995. From 1991 until May 1993, Mr. Hurley was employed by Dix Communications as the General Sales Manager of KAAL-TV, serving Austin, Minnesota.

     Mr. Keith L. Bland has been engaged in the television broadcasting industry for over 22 years. Mr. Bland has served as Vice President-Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

     Ms. Mary L. Flodin is the Vice President and Controller of the Company. Ms. Flodin has also held the same positions at Benedek Broadcasting since 1990. From 1988 to 1990, Ms. Flodin served as Controller of Benedek Broadcasting. Ms. Flodin has also served as Vice President and Controller of each of Blue Grass and Youngstown from 1990 until the Merger. From 1983 to 1988, Ms. Flodin served in various financial capacities as Vice President of AMCORE Financial, Inc.

     Mr. Jay L. Kriegel has been engaged in the communications industry for over 20 years. Since March 1994, Mr. Kriegel has been a counselor with the public relations firm of Abernathy MacGregor Scanlon. From 1988 to 1994, Mr. Kriegel was Senior Vice President of CBS Inc. Mr. Kriegel has served as a Director of Benedek Broadcasting since May 1994 and as a Director of the Company since its inception.

     Mr. Paul S. Goodman has been corporate counsel to Benedek Broadcasting since 1983 and the Company since its formation in 1996. Since April 1993, Mr. Goodman has been a member of the law firm of Shack & Siegel, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman has served as a Director of Benedek Broadcasting since November 1994 and as a Director of the Company since its inception.

     In addition to the foregoing persons, the Company recently added two senior executives to its corporate staff.

     Mr. Raymond J. Schonbak was hired effective April 1, 1997 to serve as a Senior Vice President of Benedek Broadcasting. Mr. Schonbak was the founder and President of US Broadcast Group of Shelton, Connecticut from 1995 to 1997. He served as the CEO of Triad Communications of San Francisco, California from 1991 to 1995. Before that, he held a variety of management positions in the broadcast field beginning in 1970.

     Mr. Raymond P. Maselli was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. Mr. Maselli has been with Benedek Broadcasting as Vice President, General Manager of WYTV in Youngstown, Ohio since 1989. He was the Vice President of Sales and Programming for WGR of Buffalo, New York from 1983 to 1989. He started his broadcast career in 1965.

     All directors hold office until their successors are duly elected and qualify. Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. Directors of the Company received no cash compensation for such services to the Company during 1994. In 1995 and 1996, the Company paid each director who is not an employee of the Company $2,500 per quarter and $500 per Board meeting for his services as a director. No family relationship exists between any of the executive officers or directors of the Company.

ITEM 11.      EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and the other four most highly-compensated executives during the fiscal years ended December 31, 1996, December 31, 1995 and December 31, 1994. The amounts set forth in the following table for 1994 include amounts paid to the listed executive officers by Benedek Group, Inc. which was owned by Messrs. Benedek, Yager and Lindwall and which provided management and accounting services to the Company during part of 1994.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                                       -------------------
                                                                                                                 ALL
                                                                                                                OTHER
             NAME AND PRINCIPAL POSITION                YEAR           SALARY($)          BONUS($)           COMPENSATION($)(A)
             ---------------------------                ----           ---------          --------           ------------------

A. Richard Benedek, Chairman and                        1996             525,000            --                       --
  Chief Executive Officer                               1995             475,000            --                       --
                                                        1994             450,000            --                       --

K. James Yager, President                               1996             406,586             --                    2,293
                                                        1995             344,950             --                    2,300
                                                        1994             307,550             --                    2,700

Ronald L. Lindwall, Senior Vice President-              1996             150,000         25,000                    2,293
  Finance, Chief Financial Officer, Secretary           1995             107,652         55,000                    2,310
  and Treasurer                                         1994             109,808         10,000                    1,859

Terrance F. Hurley, Senior Vice President               1996             141,114         25,000                    1,498

Douglas E. Gealy, Executive Vice President (b)          1996             161,867             --                       --

---------------------------
(a)  Represents the amount of the Company's contribution under its 401(k) plan.
(b)  Mr. Gealy is no longer employed by the Company.

     The following table sets forth the value, at December 31, 1996, of options to purchase common stock of the Company held by the President of the Company, all of which are exercisable. No other executive officer holds any options.

                          FISCAL YEAR-END OPTION VALUES

                                                Number of Securities                          Value of Unexercised
                                           Underlying Unexercised Options                    In-the-Money Options at
                                                 at Fiscal Year-End                              Fiscal Year-End
                                      -----------------------------------------  --  ---------------------------------------
                Name                       Exercisable         Unexercisable             Exercisable        Unexercisable
                ----                       -----------         -------------             -----------        -------------
K. James Yager.......................       370,000                --                  $1,842,000(a)            --

---------------------------
(a) The value of the options at December 31, 1996 is based upon a multiple Adjusted EBITDA. The Company believes this method of valuation is reasonable because there is no public market for the shares underlying the options and Adjusted EBITDA best represents the underlying value of the Company. The multiple chosen by the Company is based on existing broadcast market conditions. All of Mr. Yager's options are immediately exercisable. The foregoing options, in the aggregate, will entitle Mr. Yager to acquire shares representing 5% of the outstanding common stock of the Company, after giving effect to the issuance thereof but prior to any dilution resulting from the exercise of any of the warrants.

EMPLOYMENT AGREEMENTS

     Mr. Benedek is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 2000. During the term of the agreement, Mr.
Benedek is to be paid at a rate per annum of not less than $525,000. The employment agreement requires Mr. Benedek to devote substantially all of his business time to the business of Benedek Broadcasting and precludes Mr. Benedek from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement.

     Mr. Yager is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 2000. During the term of the agreement, Mr. Yager is to be paid at a rate per annum of not less than $400,000. The employment agreement requires Mr. Yager to devote his full time to the business of Benedek Broadcasting and precludes Mr. Yager from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement.

     Mr. Lindwall is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 1999. During the term of the agreement, Mr. Lindwall is to be paid at a rate per annum of not less than $150,000. The employment agreement requires Mr. Lindwall to devote his full time to the business of Benedek Broadcasting.

     Mr. Hurley is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 1999. During the term of the agreement, Mr.
Hurley is to be paid at a rate per annum of not less than $150,000. The employment agreement requires Mr. Hurley to devote his full time to the business of Benedek Broadcasting and precludes Mr. Hurley from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement and for a period of one year thereafter with respect to designated market areas then served by a television station owned by Benedek Broadcasting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Benedek, Yager and Lindwall, all of whom are executive officers of the Company, serve as Directors of the Company. Presently, the Company does not have a compensation committee. Compensation for executive officers is recommended to the Board of Directors by the Chief Executive Officer. In making his compensation recommendations, the Chief Executive Officer considers several criteria, including the Company's performance and growth, industry standards for similarly situated companies and experience and qualitative performance of such executive officers.

     In March 1995, in connection with the formation of the LLC, Mr. Benedek acquired a 1% membership interest in LLC in exchange for a non-interest bearing promissory note in the principal amount of $581,200. Mr. Benedek entered into this transaction as an accommodation to Benedek Broadcasting in conjunction with its issuance of the Senior Secured Notes. In connection with the Transactions, the LLC was merged into BLC, and Mr. Benedek was issued one share of BLC common stock in exchange for his 1% interest in the LLC, which share was redeemed in exchange for cancellation of the promissory note.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT.

     Mr. Benedek owns 7,030,000 shares of Class B common stock of the Company, representing all of its outstanding common stock.

     Mr. Yager holds options to purchase 370,000 shares of Class B common stock of the Company for an aggregate purchase price of approximately $1.2 million. All of Mr. Yager's options are immediately exercisable.

ITEM 13.      CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of the Company. During the fiscal year ended December 31, 1996, the Company paid approximately $1,062,000 for legal services to Shack & Siegel, P.C.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   Consolidated Financial Statements of the Company.

                                                                                                                Page
                                                                                                                ----
Benedek Communications Corporation
  and Subsidiaries
    Independent Auditor's Report.......................................................................          F-2
    Consolidated Balance Sheets as of December 31, 1995 and 1996.......................................          F-3
    Consolidated Statements of Operations for the Three Years Ended
      December 31, 1996................................................................................          F-4
    Consolidated Statements of Stockholder's Deficit for the Years Ended
      December 31, 1994, 1995 and 1996.................................................................          F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1996................................................................................          F-6
    Notes to Consolidated Financial Statements.........................................................          F-8

  (a)(2) Schedule II...................................................................................          S-2

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                     PART IV

(a)(3)   Exhibits.

    3.1 -- Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4, File No. 333-09529, filed on August 2, 1996 (the "S-4 Registration Statement").

    3.2   --  By-Laws of the Registrant, incorporated  by reference  to  Exhibit
              3.2 to the S-4 Registration Statement.

    3.3   --  Certificate  of   Designation  of  the   Powers,  Preferences  and
              Relative,  Participating,  Optional  and Other  Special  Rights of
              15.0% Exchangeable  Redeemable Senior Preferred Stock Due 2007 and
              Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

    3.4   --  Certificate   of    Designation,   Preferences    and    Relative,
              Participating,  Optional  and  Other  Special  Rights  of Series C
              Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

    4.1   --  Indenture  dated as of  May 15, 1996  between the   Registrant and
              United States Trust  Company of New York,  relating to the 13-1/4%
              Senior Subordinated Discount Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

    4.2   --  Form  of  13-1/4%  Senior  Subordinated  Discount  Note  due  2006
              (included  in Exhibit 4.1  hereof),  incorporated  by reference to
              Exhibit 4.2 to the S-4 Registration Statement.

    4.3 -- Indenture dated as of March 1, 1995 between Benedek Broadcasting Corporation ("Benedek Broadcasting") and The Bank of New York, relating to the 11-7/8% Senior Secured Notes due 2005 of Benedek Broadcasting, incorporated by reference to Exhibit 4.3 to the S-4 Registration Statement.

    4.4   --  Form   of  11-7/8%  Senior  Secured  Note  due  2005  of   Benedek
              Broadcasting (included in Exhibit 4.3 hereof), incorporated by reference to Exhibit 4.4 to the S-4 Registration Statement.

    4.5   --  Certificate   of   Designation  of  the  Powers,  Preferences  and
              Relative,  Participating,  Optional  and Other  Special  Rights of
              15.0% Exchangeable  Redeemable Senior Preferred Stock due 2007 and
              Qualifications,  Limitations  and  Restrictions  thereof (filed as
              Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.

    4.6   --  Certificate   of    Designation,    Preferences    and   Relative,
              Participating, Optional  and  Other  Special  Rights  of  Series C
              Junior Discount  Preferred Stock and  Qualifications,  Limitations
              and   Restrictions   thereof   (filed  as  Exhibit  3.4   hereof),
              incorporated  by reference to Exhibit 4.6 to the S-4  Registration
              Statement.

    4.7   --  Warrant   Agreement   dated  as   of  June  5,  1996  between  the
              Registrant  and IBJ Schroder  Bank & Trust Company with respect to
              Class A Common Stock of the Registrant, incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

  10.1    -- Purchase  Agreement  dated   May  30,  1996 between the  Registrant
              and  Goldman,  Sachs & Co.,  incorporated  by reference to Exhibit
              10.1 to the S-4 Registration Statement.

  10.2    -- Exchange and  Registration  Rights  Agreement  dated  May 30,  1996 between the Registrant and Goldman, Sachs & Co. with respect to the 13-1/4% Senior Subordinated Discount Notes due 2006 of the Registrant, incorporated by reference to Exhibit 10.2 to the S-4 Registration Statement.

  10.3    --  Placement  Agreement  dated  June 5, 1996  among  the  Registrant,
              Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.

  10.4    --  Exchange and  Registration  Rights  Agreement  dated  June 5, 1996 among the Registrant, Goldman, Sachs & Co. and BT Securities Corporation with respect to the 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 of the Registrant, incorporated by reference to Exhibit 10.4 to the S-4 Registration Statement.

  10.5    --  Warrant Agreement dated as of June 5, 1996 between  the Registrant and IBJ Schroder Bank & Trust Company (filed as Exhibit 4.7 hereof), incorporated by reference to Exhibit 10.5 to the S-4 Registration Statement.

  10.6    --  Contingent  Warrant Escrow Agreement dated  June 5,  1996  between the Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement.

  10.7    --  Common Stock Registration  Rights Agreement dated  as  of  June 5,
              1996 among the Registrant, Goldman, Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.7 to the S-4 Registration Statement.

  10.8    --  Credit Agreement dated as of June 6,  1996  among  the Registrant,
              Benedek Broadcasting, the Lenders listed therein, Pearl Street L.P., Goldman, Sachs & Co. and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.8 to the S-4 Registration Statement.

  10.9    --  Guaranty dated as of June 6, 1996  by  the  Registrant in favor of
              Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.9 to the S-4 Registration Statement.

  10.10   --  Pledge Agreement dated as of June 6, 1996  between  the Registrant and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.10 to the S-4 Registration Statement.

  10.11   --  Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commence, New York Agency, incorporated by reference to Exhibit 10.11 to the S-4 Registration Statement.

  10.12   --  Collateral Account  Agreement dated as of June 6, 1996 between the
              Registrant and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.12 to the S-4 Registration Statement.

  10.13   --  Third Party Account  Agreement  dated as of June 6, 1996 among the
              Registrant, AMCORE Bank, N.A., Rockford and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit
              10.13 to the S-4 Registration Statement.

  10.14   --  Form of Indemnity Agreement between the Registrant and each of its executive officers and  directors,  incorporated  by  reference to
              Exhibit 10.14 to the S-4 Registration Statement.

 *10.15   --  Option Agreement dated as of June 6, 1996 between  the  Registrant and K. James Yager.

  10.16   --  Employment  Agreement  dated  as  of  June  6,  1996  between  the
              Registrant and A. Richard  Benedek,  incorporated  by reference to
              Exhibit 10.16 to the S-4 Registration Statement.

  10.17   --  Employment  Agreement  dated  as  of  June  6,  1996  between  the
              Registrant  and K.  James  Yager,  incorporated  by  reference  to
              Exhibit  10.17  to  the  S-4  Registration  Statement.


  10.18   --  Employment  Agreement  dated  as  of  June  6,  1996  between  the
              Registrant  and Ronald L. Lindwall,  incorporated  by reference to
              Exhibit 10.19 to the S-4 Registration Statement.

  10.19   --  Employment  Agreement  dated  as  of  June  6,  1996  between  the
              Registrant  and Terrance F. Hurley,  incorporated  by reference to
              Exhibit 10.20 to the S-4 Registration Statement.

  10.20   --  Limited Waiver and First Amendment to Credit Agreement dated as of
              October 31, 1996 among the Registrant, Benedek Broadcasting Corporation, Goldman Sachs Credit Partners L.P., the lenders listed therein and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent, incorporated by reference to
              Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 *10.21   --  Limited Waiver and Second  Amendment  to  Credit  Agreement  dated
              as  of   February   28,   1997  among  the   Registrant,   Benedek
              Broadcasting Corporation, Goldman Sachs Credit Partners L.P., the lenders listed therein and Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent.

 *21      --   Subsidiaries of the Company.

 *23      --   Consent of McGladrey & Pullen, LLP with respect to the Company.

 *27      --   Financial Data Schedule pursuant to Article 5 of Regulation S-X.

---------------
*Filed herewith

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BENEDEK COMMUNICATIONS CORPORATION
                                           (REGISTRANT)

                                            By:  /s/ A. RICHARD BENEDEK
                                               .............................
                                                     A. Richard Benedek
                                            Chairman and Chief Executive Officer

                                            DATE:   March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                       CAPACITY IN WHICH SIGNED                   DATE
        /s/ A. RICHARD BENEDEK          Chairman and Chief Executive Officer             March 27, 1997
 ....................................     (Principal Executive Officer) and
          A. Richard Benedek              Director

          /s/ K. JAMES YAGER            President and Director                           March 27, 1997
 ....................................
            K. James Yager

        /s/ RONALD L. LINDWALL          Senior Vice President-Finance, Chief             March 27, 1997
 ....................................     Financial Officer, Secretary and
          Ronald L. Lindwall             Treasurer (Principal Financial and
                                         Accounting Officer) and Director

            /s/ JAY KRIEGEL             Director                                         March 27, 1997
 ....................................
              Jay Kriegel

          /s/ PAUL S. GOODMAN           Director                                         March 27, 1997
 ....................................
            Paul S. Goodman

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Benedek Communications Corporation
  and Subsidiaries
    Independent Auditor's Report.......................................................................     F-2
    Consolidated Balance Sheets as of December 31, 1995 and 1996.......................................     F-3
    Consolidated Statements of Operations for the Three Years Ended
      December 31, 1996................................................................................     F-4
    Consolidated Statements of Stockholder's Deficit for the Years Ended
      December 31, 1994, 1995 and 1996.................................................................     F-5
    Consolidated Statements of Cash Flows for the Three Years Ended
      December 31, 1996................................................................................     F-6
    Notes to Consolidated Financial Statements.........................................................     F-8







                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

     We have audited the  accompanying  consolidated  balance  sheets of Benedek
Communications Corporation and subsidiaries as of December 31, 1995 and 1996 and the related consolidated  statements of operations,  stockholder's  deficit, and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek
Communications Corporation and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the years ended
December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.

                                                     /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 28, 1997







               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,                 December 31,
                              ASSETS (Note G)                                               1995                          1996
                                                                                         -------------                -------------
Current Assets
   Cash and cash equivalents .............................................               $   9,668,331                $   8,091,683
   Receivables
      Trade, less allowance for doubtful accounts of $249,023
          $249,023 and $483,519 for 1996 and 1996, respectively $ ........                  23,744,311
        and $483,519, for 1995 and 1996, respectively ....................                   9,918,633                   23,744,311
      Due from Network ...................................................                   2,500,000                         --
      Due from Seller ....................................................                        --                        474,011
      Other ..............................................................                     111,063                      385,063
   Current portion of program broadcast rights ...........................                   1,575,325                    4,427,832
   Prepaid expenses ......................................................                     576,697                    1,453,007
   Deferred income taxes .................................................                        --                      1,333,000
                                                                                         -------------                -------------
                  TOTAL CURRENT ASSETS ...................................                  24,350,049                   39,908,907
                                                                                         -------------                -------------
Property and Equipment (Note D) ..........................................                  20,035,715                   84,021,301
                                                                                         -------------                -------------
Intangible Assets (Note E) ...............................................                  60,420,617                  354,622,296
                                                                                         -------------                -------------
Other Assets

   Program broadcast rights, less current portion (Note H) ...............                     687,320                    2,298,365
   Deposit on acquisition ................................................                   3,000,000                         --
   Acquisition costs .....................................................                     225,359                         --
   Deferred loan costs ...................................................                   5,625,261                   13,385,766
   Land held for sale ....................................................                     109,000                      109,000
   Other .................................................................                        --                        670,605
                                                                                         -------------                -------------
                                                                                             9,646,940                   16,463,736
                                                                                         -------------                -------------
                                                                                         $ 114,453,321                $ 495,016,240
                                                                                         =============                =============
                   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Current maturities of notes payable ...................................               $     318,077                $  14,015,273
   Current maturities of program broadcast rights payable ................                   2,042,643                    6,119,953
   Accounts payable and accrued expenses (Note I) ........................                   7,824,296                   15,368,581
   Deferred revenue ......................................................                     500,000                      707,347
                                                                                         -------------                -------------
                  TOTAL CURRENT LIABILITIES ..............................                  10,685,016                   36,211,154
                                                                                         -------------                -------------
Long-Term Obligations
   Notes payable (Note G) ................................................                 135,448,948                  344,219,003
   Program broadcast rights payable (Note H) .............................                     632,444                    1,592,400
   Deferred revenue ......................................................                   4,250,000                    4,435,165
   Deferred income taxes .................................................                        --                     54,600,000
                                                                                         -------------                -------------
                                                                                           140,331,392                  404,846,568
                                                                                         -------------                -------------
Exchangeable redeemable senior preferred stock (Note F) ..................                        --                     58,462,223
                                                                                         -------------                -------------
Seller junior discount preferred stock (Note F) ..........................                        --                     47,057,040
                                                                                         -------------                -------------
Commitments (Note H, J) Stockholder's Deficit (Note C, F, L)
   Common stock, Class A $0.01 par value 25,000,000
      authorized, none issued or outstanding .............................                        --                           --
   Common stock, Class B $0.01 par value 25,000,000
      authorized, 7,030,000 issued and outstanding .......................                      70,300                       70,300
   Additional paid-in capital ............................................                   2,253,229                  (35,346,586)
   Accumulated deficit ...................................................                 (38,886,616)                 (16,284,459)
                                                                                         -------------                -------------
                                                                                           (36,563,087)                 (51,560,745)
                                                                                         -------------                -------------
                                                                                         $ 114,453,321                $ 495,016,240
                                                                                         =============                =============



    The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Years Ended December 31,
                                                         -----------------------------------------------------------------
                                                                  1994                    1995                   1996
                                                                  ----                    ----                   ----
Net revenues...........................................  $       44,221,027      $       50,329,019      $      96,386,124
                                                         ------------------      ------------------     ------------------
Operating expenses:
   Selling, technical and program expenses.............          17,739,786              21,199,067             43,758,586
   General and administrative..........................           7,069,730               7,849,845             14,843,901
   Depreciation and amortization.......................           3,403,263               5,041,719             20,219,589
   Corporate (Note C)..................................           1,308,984               1,575,792              2,695,461
                                                         ------------------      ------------------     ------------------
                                                                 29,521,763              35,666,423             81,517,537
                                                         ------------------      ------------------     ------------------
      OPERATING INCOME.................................          14,699,264              14,662,596             14,868,587
                                                         ------------------      ------------------     ------------------
Financial income (expense):
   Interest expense (Note A):
      Cash interest....................................          (7,904,530)            (15,159,766)           (22,841,333)
      Other interest...................................          (4,904,834)               (711,934)            (8,129,924)
                                                         ------------------      ------------------     ------------------
                                                                (12,809,364)            (15,871,700)           (30,971,257)
   Interest income                                                  164,627                 397,460                282,289
   Other, net                                                       (10,168)                      -                      -
                                                         ------------------      ------------------     ------------------
                                                                (12,654,905)            (15,474,240)           (30,688,968)
                                                         ------------------      ------------------     ------------------
      INCOME (LOSS) BEFORE INCOME TAX BENEFIT AND
      EXTRAORDINARY ITEM...............................           2,044,359                (811,644)           (15,820,381)
Income tax benefit.....................................                   -                       -              4,663,829
                                                         ------------------      ------------------     ------------------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..........           2,044,359                (811,644)           (11,156,552)
Extraordinary item, gain on early
   extinguishment of debt (Note G).....................                   -               6,863,762                      -
                                                         ------------------      ------------------     ------------------
      NET INCOME (LOSS)................................           2,044,359               6,052,118            (11,156,552)
Preferred stock dividends and accretion................                   -                       -             (9,519,263)
                                                         ------------------      ------------------     ------------------
Net income (loss) applicable to common stock...........  $        2,044,359      $        6,052,118      $     (20,675,815)
                                                         ==================      ==================     ==================
Earnings (loss) per common share:
   Income (loss) before extraordinary item.............  $             0.29      $            (0.12)     $          (2.94)
   Extraordinary item..................................                   -                    0.98                     -
                                                         ------------------      ------------------     ------------------
   Earnings (loss) per common share....................  $             0.29      $             0.86      $          (2.94)
                                                         ===================     ==================     ==================
Weighted-average common shares outstanding.............           7,030,000               7,030,000             7,030,000
                                                         ===================     ==================     ==================


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                       Additional
                                               Common              Paid-In              Accumulated
                                                Stock              Capital                Deficit                 Total
                                            ------------      -----------------      -----------------     ------------------
Balance at December 31, 1993..............  .$    70,300      $       2,253,229         $  (46,983,093)      $    (44,659,564)
   Net income.............................             -                      -              2,044,359              2,044,359
                                            ------------      -----------------      -----------------     ------------------
Balance at December 31, 1994..............        70,300              2,253,229            (44,938,734)           (42,615,205)
   Net income.............................             -                      -              6,052,118              6,052,118
                                            ------------      -----------------      -----------------     ------------------
Balance at December 31, 1995..............        70,300              2,253,229            (38,886,616)           (36,563,087)
   Allocation of proceeds from sale of
      exchangeable redeemable senior
      preferred stock to initial warrants.             -              9,000,000                      -              9,000,000
   Accretion to exchangeable redeemable
      senior preferred stock
      (Note F)............................             -             (2,205,095)                     -            (2,205,095)
   Financial costs related to the sale of
      preferred stock.....................             -             (3,321,843)                     -            (3,321,843)
   Reclassification of accumulated deficit
      due to change in income tax status..             -            (41,072,877)            41,072,877                      -
   Dividends payable on preferred stock...             -                     -              (7,314,168)            (7,314,168)
   Net (loss).............................             -                     -             (11,156,552)           (11,156,552)
                                            ------------      -----------------      -----------------      -----------------
Balance at December 31, 1996..............  .$    70,300      $     (35,346,586)       $   (16,284,459)       $   (51,560,745)
                                            ============      =================      =================      =================


The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                              ------------------------------------------------------------
                                                                    1994                  1995                  1996
                                                                    ----                  ----                  ----
Cash Flows From Operating Activities
   Net income (loss).........................................  $      2,044,359        $   6,052,118         $(11,156,552)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Amortization of program broadcast rights.............         2,103,606            2,161,545             4,398,905
        Depreciation and amortization........................         2,133,940            3,268,939            13,809,443
        (Gain) on early extinguishment of debt...............                 -          (6,863,762)                     -
        Amortization of intangibles and deferred loan costs..         2,775,321            2,425,488             7,617,297
        Amortization of note discount........................                 -                    -             6,869,514
        (Gain) loss on sale of property and equipment........          (55,222)               27,535                29,851
        Payment of deferred and contingent interest..........                 -          (4,405,746)                     -
        Payment of prepayment premiums.......................                 -          (2,748,896)                     -
        Deferred income taxes................................                 -                    -           (4,758,859)
        Other................................................           166,730               31,691                     -
    Changes in operating assets and liabilities, net of
        effects of acquisitions:
        Receivables..........................................         (329,105)          (4,574,290)             (722,447)
        Due to sellers.......................................                 -                    -             2,187,723
        Prepaid expenses and other...........................         (102,858)             (48,023)             (266,267)
        Payments on program broadcast rights payable.........       (1,887,768)          (2,131,990)           (3,317,527)
        Accounts payable and accrued expenses................           357,041            4,738,408             3,566,204
        Deferred revenue.....................................                 -            4,750,000             (414,410)
        Deferred and contingent interest payable.............         3,287,331              567,533                     -
                                                              -----------------     ----------------      ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES............        10,493,375            3,250,550            17,842,875
                                                              -----------------     ----------------      ----------------
Cash Flows From Investing Activities
   Purchase of property and equipment........................                                           (3,695,187)
   Progress payments on equipment not in service.............                 -                    -             (469,615)
   Proceeds from sale of equipment...........................            75,380              425,994               206,754
   Payment for acquisition of stations.......................                 -         (26,698,516)         (322,081,822)
   Deposit on acquisition....................................                 -          (3,000,000)                     -
   Advance to affiliate......................................       (2,000,000)                    -                     -
   Payment of acquisition costs..............................                 -            (225,359)                     -
   Purchase of other assets .................................                 -                    -             (670,605)
   Other ....................................................           (8,267)                4,504                78,834
                                                              -----------------     ----------------      ----------------
        NET CASH (USED IN) INVESTING ACTIVITIES..............       (2,507,058)         (30,972,270)         (326,631,641)
                                                              -----------------     ----------------      ----------------
Cash Flows From Financing Activities
   Principal payments on notes and capital leases payable....       (5,795,902)         (96,351,288)           (3,647,514)
   Proceeds from issuance of preferred stock.................                 -                    -           105,000,000
   Proceeds from long-term borrowing.........................                 -          135,000,000           218,178,200
   Payment of debt and preferred stock acquisition costs.....       (1,240,602)          (5,875,903)          (12,318,568)
                                                              -----------------     ----------------      ----------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..       (7,036,504)           32,772,809           307,212,118
                                                              -----------------     ----------------      ----------------

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....           949,813            5,051,089           (1,576,648)

Cash and cash equivalents:
   Beginning.................................................         3,667,429            4,617,242             9,668,331
                                                              -----------------     ----------------      ----------------
   Ending....................................................  $      4,617,242      $     9,668,331       $     8,091,683
                                                              =================     ================      ================

                                                    (Continued)


                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                Years Ended December 31,
                                                              ------------------------------------------------------------
                                                                    1994                  1995                  1996
                                                                    ----                  ----                  ----
Supplemental Disclosure of Cash Flow Information
   Cash payments for interest................................  $      7,904,530       $   13,654,225        $   20,945,188
                                                              =================     ================      ================
Supplemental Schedule of Noncash Investing and
   and Financing Activities
   Acquisition of program broadcast rights...................  $      2,044,692      $     2,558,122       $     4,629,978
   Note payable incurred for purchase of equipment...........           273,995              197,288             1,067,051
   Equipment acquired by barter transactions.................           312,965              331,843               161,114
   Dividends accrued on redeemable preferred stock...........                 -                    -             7,314,168
   Accretion to exchangeable redeemable senior
      preferred stock........................................                 -                    -             2,205,095
   Accounts payable transferred to note payable..............            88,079                    -                     -
                                                              =================     ================      ================
Acquisition of stations:
   Cash purchase price.......................................                         $   26,698,516         $ 322,081,822
                                                                                    ================      ================
   Net working capital acquired, excluding cash of $535,810
      in 1996................................................                       $                    - $     9,982,264
   Property and equipment acquired at fair market value......                              7,533,196            72,578,064
   Intangible assets acquired................................                             21,306,181           300,558,565
   Deferred income taxes assumed.............................                                      -          (58,025,859)
   Other, net................................................                              (140,861)               214,147
                                                                                    ----------------      ----------------
                                                                                          28,698,516           325,307,181
   Less: Application of advance to affiliate.................                            (2,000,000)                     -
   Less: Amount paid in 1995.................................                                      -           (3,225,359)
                                                                                    ----------------      ----------------
                                                                                      $   26,698,516         $ 322,081,822
                                                                                    ================      ================


   The accompanying notes are an integral part of the consolidated financial statements.






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE A) - NATURE OF BUSINESS,  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

NATURE OF BUSINESS:

     Benedek Communications  Corporation (the "Company") was formed on April 10,
1996. The Company is a holding company that derives its operating income and cash flow from its subsidiary, Benedek Broadcasting Corporation ("Benedek
Broadcasting")  which owns and  operates  twenty-two  television  stations  (the
"Stations") located throughout the United States. These stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:

     The consolidated  financial  statements include the accounts of the Company and its  wholly  owned  subsidiary  Benedek  Broadcasting  and  Benedek  License
Corporation  (BLC),  a wholly  owned  subsidiary  of Benedek  Broadcasting.  All significant  intercompany  items and  transactions  have been  eliminated in the consolidated  financial  statements.  Benedek  Broadcasting  and the Company had identical  stock  ownership,  so  the  capitalization  of  the  Company  by  the stockholder  with  Benedek  Broadcasting  stock  was  accounted  for in a manner
similar  to  pooling-of-interests   accounting.   These  consolidated  financial
statements include the consolidated financial statements of Benedek Broadcasting for the period  prior to June 6, 1996  recast to reflect the  difference  in par value of the Company's and Benedek Broadcasting's stock.

SIGNIFICANT ACCOUNTING POLICIES:

(1)  ACCOUNTING ESTIMATES:

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts in financial statements and the accompanying notes. Actual results could differ from those estimates.

(2)  CASH EQUIVALENTS AND CONCENTRATION:

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     At various times during the periods, the Company had cash and cash equivalents on deposit with a financial institution in excess of federal depository insurance limits. The Company has not experienced any credit losses on these deposits.

(3)  REVENUES:

     Revenue related to the sale of advertising, network compensation and contracted time is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives commissions.






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred revenues primarily relate to compensation due from the network and national sales representatives at the inception of the network affiliation agreement and the national sales representative agreements, respectively. These revenues are recognized over the life of the agreement on a straight-line method. Since these payments are earned over the life of the respective agreements, the network affiliation payment is recognized over ten years and the national sales representative payments are recognized over five years.

(4)  BARTER TRANSACTIONS:

     Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used. The transactions are recorded at the fair market value of the asset or service received.

(5)  PROGRAM BROADCAST RIGHTS AND LIABILITIES:

     Program broadcast rights represent rights for the telecast of feature length motion pictures, series produced for television and other films, and are presented at the lower of amortized cost or net realizable value. Each agreement is recorded as an asset and liability when the license period begins and the program is available for its first showing. Program broadcast rights are amortized on a straight-line method over the life of the contract, which is included in selling, technical and program expenses. The agreements are classified between current and long-term assets according to the estimated time of future usage. The related liability is classified between current and long-term on the basis of the payment terms.

(6)  DEFERRED LOAN AND ACQUISITION COSTS:

     Deferred loan costs are amounts incurred in connection with long-term financing. The costs are amortized on a straight-line method over the terms of the related debt security. Costs incurred in connection with long-term financing which is not consummated are expensed at the point in time when the negotiation on the financing ceases. Costs incurred in connection with the issuance of preferred stock are included in stockholder's deficit as a permanent reduction of additional paid-in capital.

     Acquisition  costs  are  amounts  incurred  in  connection  with  acquiring additional  television stations.  Costs incurred in connection with acquisitions which are not consummated are expensed at the point of time when the negotiation
on  the  acquisition   ceases.  The  acquisition  costs  related  to  successful
acquisitions  are treated as part of the purchase price and are allocated to the assets purchased.

     Included in other  interest  for 1994 are costs of  approximately  $900,000 related to a financing not consummated.






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS:

     (a) Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated ranges of useful lives:

                                                                       Years
                                                                       ----
                           Buildings and improvements                  5-40
                           Towers                                      5-12
                           Transmission equipment                      3-10
                           Other equipment                             1-5

     The Company records amortization expense on leased assets with the depreciation expense on owned assets. Gains and losses on the disposition of property and equipment are insignificant and included in depreciation and amortization on the consolidated statement of operations.

     (b) Intangible assets, which include FCC licenses, network affiliation agreements and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method.

     (c) The Company reviews their property and equipment and intangibles annually to determine potential impairment by comparing the carrying value of the assets with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, the Company would obtain an appraisal on the property and adjust the carrying value of the assets to the appraisal value if the appraisal value is less than the carrying value.

(8)  OTHER INTEREST EXPENSE:

     Other  interest  expense  includes  interest due to the increase in the BBC
Warrants, contingent equity value, accrued interest added to long-term debt balances, deferred loan cost amortization, financing costs not consummated, and accretion of discounts.

(9)  INCOME TAXES:

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Reference should also be made to (Note K) regarding a change in tax status and the recording of deferred taxes upon change in status.






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  INTEREST RATE CAP AGREEMENT:

     Interest rate cap agreements are used to manage interest rate exposure by hedging certain liabilities. Income and expense are accrued under the terms of the agreement based on the expected settlement payments and are recorded as a component of interest income or expense.

(11)  EMPLOYEE BENEFITS:

     The  Company  has  a  defined   contribution  plan  covering  all  eligible
employees.  The  Company's  contribution  is at the  discretion  of the Board of
Directors.

     The Company self-insures for health benefits which are provided to all full-time employees with specified periods of service. Insurance coverage is maintained by the Company for claims in excess of specific and annual aggregate limits.

     Benedek Broadcasting has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

(12) EARNINGS (LOSS) PER COMMON SHARE:

     Earnings  (loss) per common  share is computed by  dividing  income  (loss)
after the  deduction  of preferred  dividends  and  accretion of the  redemption
prepayment   premium  and   amortization  of  the  initial   warrants,   by  the
weighted-average  number of common shares  outstanding.  The effect of the stock options,  initial warrants and contingent warrants has not been reflected in the computation  since their inclusion as common stock  equivalents for both primary and fully-diluted earnings (loss) per share was anti-dilutive.

(NOTE B) - ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

     The Company was formed by the sole stockholder of Benedek Broadcasting.  On
June 6, 1996,  two  acquisition  agreements  entered into during 1995 by Benedek
Broadcasting were  consummated.  These agreements were to acquire (i) the assets of the television broadcasting division of Stauffer Communications,  Inc., which owned five  television  stations for a total purchase  price of $54,500,000  and
(ii) all the issued and  outstanding  capital  stock of  Brissette  Broadcasting
Corporation  which owned and operated eight  television  stations for a purchase
price  of  $270,000,000.  At  the  closing  of  these  acquisitions,   the  sole
stockholder of Benedek Broadcasting contributed all of the outstanding shares of common stock of Benedek Broadcasting to the Company in exchange for the issuance to him of all of the outstanding shares of common stock of the Company.

     On March 31, 1995, the Company acquired substantially all the assets of WTVY-TV, a television station serving Dothan, Alabama and Panama City, Florida, for an aggregate purchase price of approximately $28,699,000.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired stations are included in the consolidated financial statements since the






               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date of the respective acquisitions. The purchase price has been allocated to the acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from these acquisitions is being amortized on a straight-line method over a period of 40 years.

     The pro forma results of operations and earnings per share for the years ended December 31, 1994, 1995 and 1996, assuming the acquisition of WTVY-TV had taken place on January 1, 1994, and the acquisitions of Stauffer Communications, Inc. and Brissette Broadcasting Corporation had taken place on January 1, 1995, are as follows:


                                                                             Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                             1994                    1995                     1996
                                                             ----                    ----                     ----
Net revenue..........................................  $      51,582,464       $      120,616,960       $      126,165,117
Operating expenses...................................         35,647,105              102,866,162              111,175,446
Financial expenses...................................         16,442,853               41,270,999               43,289,518
                                                       -----------------      -------------------      -------------------
   (Loss) before income tax benefit and extraordinary
        item.........................................          (507,494)             (23,520,201)             (28,299,847)
Income tax benefit...................................                  -                9,154,022                9,865,815
                                                       -----------------      -------------------      -------------------
    (Loss) before extraordinary item.................          (507,494)             (14,366,179)             (18,434,032)
Extraordinary Item...................................                  -                6,863,762                        -
                                                       -----------------      -------------------      -------------------
   Net (loss)........................................          (507,494)              (7,502,417)             (18,434,032)
Preferred stock dividends and amortization...........                  -               17,261,191               19,395,023
                                                       -----------------      -------------------      -------------------
   Net (loss) applicable to common shares............  $        (507,494)      $     (24,763,608)       $     (37,829,055)
                                                       =================      ===================      ===================
Earnings (loss) per common share:
   Loss before extraordinary item....................  $           (0.07)      $           (4.50)       $           (5.38)
   Extraordinary item................................                  -                    0.98                        -
                                                       -----------------      -------------------      -------------------
   Loss per common share.............................  $           (0.07)      $           (3.52)       $           (5.38)
                                                       =================      ===================      ===================
Weighted-average common shares outstanding...........          7,030,000                7,030,000                7,030,000
                                                       =================      ===================      ===================


(NOTE C) - RELATED PARTY TRANSACTIONS

(1)     ADMINISTRATIVE SERVICES:

     The Company paid management fees of approximately $1,309,000 in 1994 to a company which was affiliated through common ownership. These services were terminated January 1, 1995.

(2)     BENEDEK LICENSE CORPORATION:

     On April 18, 1996, Benedek Broadcasting formed BLC for the purpose of holding the licenses and authorizations issued by the FCC in connection with the operations of the Stations. Concurrently with the acquisitions described in (Note B), Benedek Broadcasting Company, L.L.C., which had been formed in 1995 for the same purposes and was holding the licenses of Benedek Broadcasting stations, was merged into BLC with the result that all licenses of the acquired stations were transferred to BLC. This was accounted for in a manner similar to that in pooling-of-interests accounting.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)     STOCK OPTION AGREEMENTS:

     In 1988 and 1995, the Company granted options whereby a key employee can exercise these options to purchase 130,784 shares and 239,216 shares of common stock, Class B, at exercise prices of $1.58 per share and $4.12 per share, respectively, which was the fair market values on the respective grant dates. These options will entitle the key employee to shares representing 5% of the outstanding common stock, Class, B, of the Company after giving effect to the issuance thereof and before the conversion of the initial or the contingent warrants. The 1988 and 1995 options are exercisable at any time and expire in 1998 and 2004, respectively. As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Had compensation cost been determined based on the fair value method proscribed in FASB Statement No. 123, the reported net income (loss) and earnings (loss) per common share would have been as follows:

    Year Ended            Net Income
   December 31,             (Loss)           Per Share
   ------------             ------           ---------
       1994              $ 2,044,359          $ 0.29
       1995                5,667,500            0.81
       1996              (20,675,815)          (2.94)

     In determining the pro forma amounts, the fair value per share for each option for the 1995 grant was estimated to be $2.68 per share at the grant date by using the Black-Sholes option-pricing model with the following assumptions: no dividends will be paid on the common stock, Class B; a risk-free interest rate of 6.3%; an expected life of nine years; and an expected price volatility of 45%.

     No options have been exercised to date and all options granted are outstanding at December 31, 1996. The following summarizes the options outstanding, exercisable and the average exercise prices at the end of each year.

                                                                   Weighted
    Year Ended              Options               Options           Average
   December 31,           Outstanding           Exercisable     Exercise Price
   ------------           -----------           -----------     --------------
       1994                  130,784               130,784      $     1.58
       1995                  370,000               370,000            3.22
       1996                  370,000               370,000            3.22

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE D) - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                   December 31,
                                                                   --------------------------------------------
                                                                              1995                     1996
                                                                              ----                     ----
Land and improvements.............................................    $       1,259,938          $    5,823,110
Buildings and improvements........................................           12,183,267              25,242,538
Towers............................................................            5,786,099              14,772,011
Transmission and studio equipment.................................           23,205,748              68,156,721
Office equipment..................................................            3,024,834               7,025,892
Records and tapes.................................................               22,732                 143,853
Transportation equipment..........................................              708,152               2,236,900
Construction in progress..........................................              150,188                 469,616
                                                                   --------------------      ------------------
                                                                             46,340,958             123,870,641
Less accumulated depreciation and amortization....................           26,305,243              39,849,340
                                                                   --------------------      ------------------
                                                                        $    20,035,715           $  84,021,301
                                                                   ====================      ==================

(NOTE E) - INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                             1995                      1996
                                                                             ----                      ----
Goodwill........................................................     $     28,837,585           $   167,631,166
FCC licenses....................................................           15,304,138               123,538,650
Network affiliations............................................           15,998,174                61,507,881
Other...........................................................              280,720                 1,944,599
                                                                  -------------------       -------------------
                                                                     $     60,420,617           $   354,622,296
                                                                  ===================       ===================

     Intangible   assets  are  recorded  net  of  accumulated   amortization  of
$13,325,299 and $19,729,105 as of December 31, 1995 and 1996, respectively.

(NOTE F) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

     Concurrent with the acquisitions described in (Note B), the Company entered into the following financing transactions, the net proceeds of which were contributed by the Company to Benedek Broadcasting.

   (1) The Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consists of (i) ten shares of Exchangeable Redeemable Senior Preferred Stock, (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        (i) Exchangeable Redeemable Senior Preferred Stock - The Company issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007, with an initial liquidation preference equal to the proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in
              (ii). The exchangeable redeemable senior preferred stock is being accreted to its initial liquidation preference of $60,000,000 using the effective interest method commencing on June 6, 1996 and ending on July 1, 2000. Dividends are payable to holders of the outstanding shares at the rate of 15% per annum of the then effective liquidation preference per share, payable quarterly beginning July 1, 1996 and accruing from June 6, 1996. The Company has the option to pay dividends on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then effective liquidation preference. The Company also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. The Company is required to redeem the outstanding shares on July 1, 2007 at a redemption price equal to 100% of the then effective liquidation preference plus any accrued and unpaid dividends to the date of redemption. The Exchangeable Redeemable Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment due. The Exchangeable Redeemable Senior Preferred Stock has been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

        (ii) Initial Warrants - The Company issued 600,000 Initial Warrants which expire on July 1, 2007 each of which entitles the holder thereof to purchase one share of Class A Common Stock at a price of $0.01 per share. The value of the warrants at date of issuance was $9,000,000 which was allocated to paid-in capital.

        (iii) Contingent  Warrants  -  The  Company  issued  888,000  Contingent
              Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Exchangeable Redeemable Senior Preferred Stock and will not be delivered out of escrow unless the Exchangeable Redeemable Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow subject to a 15% redemption premium, no allocation of the proceeds was made to the Contingent Warrants and the amount of the redemption premium payable at such time is being accreted as a constructive distribution over the period commencing on the issue date June 6, 1996 and ending on July 1, 2000.

   (2) Seller Junior Discount Preferred Stock - The Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Seller Junior Discount Preferred Stock at 7.92% per annum until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Seller Junior Discount Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        dividends on the Seller Junior Discount Preferred Stock are cumulative from date of issuance. Until the fifth anniversary of the issuance thereof, dividend payments on the Seller Junior Discount Preferred Stock may not be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Seller Junior Discount Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

   (3) 13 1/4% Senior Subordinated Discount Notes due 2006 - The Company issued Senior Subordinated Discount Notes with a principal amount of $170,000,000. These Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Notes are subordinated to all Senior Debt of the Company. These Notes contain various restrictive covenants, all of which the Company was in compliance with at December 31, 1996. The Senior Subordinated Discount Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

   The following table summarizes these activities as follows:

                                         Exchangeable
                                          Redeemable                                      Seller                 13 1/4%
                                            Senior                                    Junior Discount            Senior
                                          Preferred                Initial              Preferred            Subordinated
                                            Stock                 Warrants                Stock             Discount Notes
                                     --------------------     ------------------     -----------------      -----------------
Issuance of preferred stock......... $         51,000,000      $       9,000,000      $     45,000,000      $               -
Issuance of senior subordinated
   discount notes...................                    -                      -                     -             90,178,200
Accrued dividends...................            5,257,128                      -             2,057,040                      -
Accretion of initial warrants and
   redemption prepayment
   premium on  exchangeable
   redeemable senior preferred
   stock............................            2,205,095            (2,205,095)                     -                      -
Amortization of note discount.......                    -                      -                     -              6,869,514
                                     --------------------     ------------------     -----------------      -----------------
Balance at December 31, 1996........ $         58,462,223      $       6,794,905      $     47,057,040       $     97,047,714
                                     ====================     ==================     =================      =================

     Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the senior subordinated discount notes, (ii) redemption of and cash dividends on the exchangeable preferred stock, and (iii) redemption of and cash dividends on the seller junior discount preferred stock will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

(NOTE G) - NOTES PAYABLE, INTEREST RATE CAP, GAIN ON EXTINGUISHMENT OF DEBT AND SUBSEQUENT EVENT

(1)     NOTES PAYABLE

     (a) Term Loans and Revolver. As part of the financing transactions described in Note F, on June 6, 1996, Benedek Broadcasting entered into a new credit agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at the bank's base rate plus 2.25% or the Eurodollar rate plus 3.25% per annum (currently 8.81%) and (ii) a Series B Facility of $58,000,000 at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.31%). The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which amortization will be on a semiannual basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek Broadcasting is required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

     The credit agreement also includes a Revolving Credit Facility of $15,000,000, which bears interest at the bank's base rate plus 2.25% or the Eurodollar rate plus 3.25% per annum. There were no borrowings on the revolver as of December 31, 1996. The unused portion of the Revolving Credit Facility bears interest at 0.5% a month.

     The credit agreement also contains several mandatory principal prepayment clauses, one of which Benedek Broadcasting was subject to at December 31, 1996. This clause stipulated that Benedek Broadcasting prepay the Term Loan Facilities or must permanently reduce the Revolving Credit Facility for an amount equal to 50% of the Consolidated Excess Cash Flow, as defined by the agreement, no later than 100 days after the end of the year. Since it is management's intention to prepay the Term Loan Facilities, Benedek Broadcasting has reflected the additional $5,122,000 as a current maturity of debt at December 31, 1996 rather than permanently reducing the Revolving Credit Facility.

     The Term Loan Facilities and the Revolving Credit Facility are guaranteed by the Company and secured by certain of the Company's and Benedek Broadcasting's present and future property and assets. The Term Loan Facilities are also guaranteed by BLC and are collateralized by all of the stock of BLC which is also collateral on the Senior Secured Notes which have an equal position in the stock of BLC to the Term Loan Facilities. The Term Loan Facilities contain various restrictive covenants and requires compliance with certain financial ratios and covenants. Benedek Broadcasting is in compliance with or has received waivers with respect to certain covenants as of December 31, 1996.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On February 28, 1997, Benedek Broadcasting amended the credit agreement as it relates to certain restrictive covenants and financial ratios through June 30, 1998. As part of the amendment, effective February 28, 1997, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. They also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000.

     (b) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The net proceeds of the Senior Secured Notes were used, together with available cash to (i) refinance certain indebtedness, (ii) finance the acquisition of WTVY- TV ("the Dothan Station"), and (iii) pay fees and expenses in connection with the offering. The Senior Secured Notes have been registered with the Securities and Exchange Commission in a registration statement declared effective in November 1995.

     The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at December 31, 1996.

     The Senior Secured Notes are collateralized by all of the stock of BLC, which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to the Stations which includes network affiliation agreements and certain general intangibles.

   Notes payable consist of the following:

                                                                      December 31,
                                              ------------------------------------------------
                                                      1995                       1996
                                                      ----                       ----
Senior secured notes........................  $    135,000,000           $    135,000,000
Term loan series A..........................                 -                 67,500,000
Term loan series B..........................                 -                 57,500,000
Senior subordinated discount notes-
   see (Note F) for terms...................                 -                 97,047,714
Other.......................................           767,025                  1,186,562
                                              ------------------         ------------------
                                                   135,767,025                358,234,276
Less current maturities.....................           318,077                 14,015,273
                                              ------------------         ------------------
                                                $  135,448,948           $    344,219,003
                                              ==================         ==================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At December 31, 1996, the notes provide for annual reductions as follows:

       Year Ending December 31,
    ---------------------------------
              1997...............       $   14,015,273
              1998...............           13,039,371
              1999...............           15,447,020
              2000...............           21,874,691
              2001...............           21,431,722
           Thereafter............          272,426,199
                                   -------------------
                                         $ 358,234,276
                                   ===================
(2)     INTEREST RATE CAP

     The Company entered into an interest rate cap agreement which matures in May 1998, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the London Interbank Offering Rate (LIBOR) exceeds 7.36% on a notional amount totaling $125,000,000 subject to an amortization schedule. The $207,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 18-month term of the cap, and is reported as an other asset in the accompanying consolidated balance sheets. LIBOR at December 31, 1996 was 5.63%.

     Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty. (Note M) describes the methods and assumptions used in estimating the fair value of these instruments, and provides a summary of the carrying amount and fair values of all of the Company's financial instruments.

(3)     GAIN ON EARLY EXTINGUISHMENT OF DEBT

     In 1995, the Company recognized an extraordinary gain on early extinguishment of debt consisting of subordinated capital notes issued in 1986 with detachable stock purchase warrants. The extraordinary gain of approximately $11,128,000 reduced by losses of approximately $1,140,000 from unrecognized deferred loan costs, approximately $2,749,000 of prepayment premiums and contingent payments, and $375,000 of unamortized debt discount, related to the existing debt.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(NOTE H) - PROGRAM BROADCAST RIGHTS PAYABLE

(1) Program broadcast rights and program broadcast rights payable consist of the following:

                                                                     Program                  Program
                                                                    Broadcast                Broadcast
                                                                     Rights               Rights Payable
                                                               ------------------      --------------------
Balance at December 31, 1994..................................      $   1,772,548          $      2,169,461
     Contracts Acquired.......................................          2,651,642                 2,637,616
     Amortization.............................................        (2,161,545)                         -
     Payments.................................................                  -                (2,131,990)
                                                               ------------------      --------------------
Balance at December 31, 1995..................................      $   2,262,645          $      2,675,087
     Contracts Acquired.......................................          8,862,457                 8,354,793
     Amortization.............................................        (4,398,905)                        -
     Payments.................................................                  -                (3,317,527)
                                                               ------------------      --------------------
Balance at December 31, 1996..................................      $   6,726,197          $      7,712,353
                                                               ==================      ====================

(2) The current maturities of program broadcast rights payable consist of the following:

                                                                             December 31,
                                                               ----------------------------------------
                                                                         1995             1996
                                                                         ----             ----
Program contracts, due in varying installments
  through 2000................................................      $  2,675,087    $  7,712,353
Less current maturities.......................................         2,042,643       6,119,953
                                                               -----------------    ------------
Long-term portion.............................................     $     632,444    $  1,592,400
                                                               =================    ============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The maturities of the contracts are as follows:

     Year Ending December 31,
   ----------------------------
               1997................      $ 6,119,953
               1998................        1,252,005
               1999................          318,514
               2000................           21,881
                                    ----------------
                                         $ 7,712,353
                                    ================

     In addition, the Company has entered into noncancellable commitments for future program broadcast rights aggregating approximately $6,616,000 as of December 31, 1996 with future payments as follows:

     Year Ending December 31,
   -----------------------------
               1997................      $ 1,027,131
               1998................        2,846,417
               1999................        2,100,006
               2000................          642,446
                                    ----------------
                                         $ 6,616,000
                                    ================

(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                            December 31,
                               ---------------------------------------
                                      1995                  1996
                                      ----                  ----
Trade payables..............     $    379,901            $ 1,364,482
Barter, net.................          292,051                443,012
Compensation and benefits...        1,397,796              4,329,000
Interest....................        5,343,754              7,239,896
Other.......................          410,794              1,992,191
                             ----------------      -----------------
                                  $ 7,824,296            $15,368,581
                             ================      =================
(NOTE J) - LEASES

     The Company leases land, office space and office and transportation equipment under agreements which expire from 1997 through 2004 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties. The Company has the option to acquire one of the leased premises on each of May 1, 2000 and 2005 for $650,000 and $750,000, respectively.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The approximate total minimum rental commitments at December 31, 1996 under these leases are due as follows:

     Year Ending December 31,
   --------------------------------
               1997................     $    903,419
               1998................          593,829
               1999................          462,577
               2000................          386,983
               2001................          300,628
            Thereafter.............          651,554
                                    ----------------
                                         $ 3,298,990
                                    ================

     Total rental expense under these agreements and other monthly rentals for the years ended 1994, 1995 and 1996 was approximately $463,000, $626,000 and $1,064,000, respectively.

     The Company is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1994, 1995 and 1996 was approximately $280,000, $324,000 and $680,000, respectively.

(NOTE K) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

     Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the acquisitions, the election to be taxed as an "S" Corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recognized a net deferred tax asset of approximately $3,550,000. Concurrent with the change in tax status the accumulated deficit of $41,072,877 which existed on that date was reclassified to additional paid-in capital.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The deferred tax assets and liabilities, resulting primarily from the acquisitions explained in (Note B) consist of the following components:

                                         December 31,
                                             1996
                                             ----
Deferred tax assets:
   Loss Carryforwards...............          $ 3,769,000
   Receivable allowances
      and accruals..................            1,050,000
   Network agreements...............            2,057,000
   Original issue discount..........            2,722,000
                                     --------------------
                                                9,598,000
                                     --------------------
Deferred tax liabilities:
   Property and equipment...........           14,307,000
   Intangibles......................           48,558,000
                                     --------------------
                                               62,865,000
                                     --------------------
Net deferred tax liability..........      $  (53,267,000)
                                     ====================

     Had the Company been a taxable entity at December 31, 1995, they would have recorded a net deferred tax asset of approximately $3,565,000 which would have been offset by a valuation allowance.

     The income tax benefit for 1996 consisted of a deferred tax benefit of approximately $4,759,000 and $(95,000) of current taxes.

     Under the provisions of the Internal Revenue Code, the Company has approximately $9,422,000 of actual net operating loss carryforwards available to offset future tax liabilities of the Company, which expire in 2007 through 2011.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                       Years ended December 31,
                                              -----------------------------------------
                                                   1994         1995           1996
                                                   ----         ----           ----
Computed "expected" income tax
 expense (benefit)..........................       35.0%       (35.0)%        (35.0)%
   Increase (decrease) resulting from:
   State income taxes, net of federal
     effect.................................         -            -            (6.0)
   (Income) loss allocated to
     stockholder due to "S"
     Corporation status.....................      (50.4)        (36.2)          5.2
   Nondeductible amortization and
     expenses...............................       15.4          71.2           7.1
   Other, net...............................         -            -             0.8
                                              -----------     ---------    ----------
Effective tax rate..........................         -            -           (29.5)%
                                              ===========     =========    ==========

(NOTE L) - PREFERRED STOCK

     The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 1,050,000 was issued in conjunction with the financing discussed in Note F. The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,450,000 unissued shares.

(NOTE M) - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been estimated by the Company using available market information and appropriate valuation methodologies as discussed below. Considerable judgment was required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange.

     Cash and cash equivalents, current receivables, current payables and the interest rate cap agreement have carrying values which approximate fair value because of the short-term nature of those instruments. The floating rate long-term debt carrying amount approximates fair value because the interest rate fluctuates with the bank's lending rate.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities and other off-balance sheet activities at December 31, 1995 and 1996:

                                                        1995                                           1996
                                       ---------------------------------------       ----------------------------------------
                                           Carrying               Estimated              Carrying               Estimated
                                            Amount               Fair Value               Amount               Fair Value
                                       -----------------      ----------------       -----------------      -----------------
Program broadcast rights
  payable.............................      $  2,675,087          $  2,599,361           $   7,712,353           $  7,552,460
Senior subordinated discount
  notes...............................                 -                     -              97,047,714             97,750,000
Senior secured notes..................       135,000,000           143,100,000             135,000,000            138,375,000
Seller junior discount preferred
 stock................................                 -                     -              47,057,040             31,710,700
Initial warrants......................                 -                     -               7,826,441              2,800,000

     The fair value of program broadcast rights payable was estimated using the discounted cash flow method.

     The fair value of the Senior Subordinated Discount Notes and Senior Secured Notes was estimated determined using readily available quoted market prices.

     The fair value of the Exchangeable Redeemable Senior Preferred Stock approximates carrying value based upon discounting the contractual cash flows including the redemption prepayment premium related to the optional redemption right that the Company intends to exercise, using estimated market discount rates which reflect the interest rate and other risks inherent in the instrument.

     The fair value of the Seller Junior Discount Preferred Stock is estimated using discounted cash flow analyses, based on the interest rate, preferences and other risks inherent in the instrument.

     The fair value of the Initial Warrants was estimated as 7.5% of the multiple of the Broadcast cash flow less interest bearing debt. Broadcast cash flow is defined as operating income before financial income as derived from consolidated statements of operations plus depreciation and amortization of broadcast rights, corporate expenses and noncash compensation less payments for broadcast rights.

     The fair value of the contingent warrants was not estimated because it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and therefore cannot be calculated with precision. Changes in assumptions could significantly affect these estimates.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and are not a part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                                     /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 28, 1997

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                                         ADDITIONS
                                               BALANCE AT         BALANCES        CHARGED TO                           BALANCE AT
                                                BEGINNING       ACQUIRED IN       COSTS AND         DEDUCTIONS           END OF
                                                OF PERIOD       ACQUISITIONS       EXPENSES         DESCRIBED (1)        PERIOD
                                             --------------    --------------   -------------     ---------------    --------------
Deducted from asset account --
allowance for doubtful accounts:
   Year ended December 31, 1994............    $   91,778      $        -        $   130,622       $   122,132       $  100,268
   Year ended December 31, 1995............       100,268               -            201,382            52,627          249,023
   Year ended December 31, 1996............       249,023          86,458            403,843           255,804          483,519

---------------------------
(1)  Uncollectible accounts written off, net of recoveries

                                   EXHIBIT INDEX

                                                                                     LOCATION OF
                                                                                       EXHIBIT
                                                                                    IN SEQUENTIAL
EXHIBIT                                                                                NUMBERING
  NO.                                 DESCRIPTION                                       SYSTEM
  --                                  -----------                                       -------
    3.1 -- Certificate  of   Incorporation   of  the  Registrant,   as  amended,
           incorporated  by  reference  to  Exhibit  3.1  to  the   Registrant's
           Registration  Statement  on Form S-4,  File No.  333-09529,  filed on
           August 2, 1996 (the "S-4 Registration Statement").

    3.2 -- By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

    3.3 -- Certificate of Designation of the Powers,  Preferences  and Relative,
           Participating,   Optional   and   Other   Special   Rights  of  15.0%
           Exchangeable   Redeemable   Senior   Preferred  Stock  Due  2007  and
           Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.3 to the S-4 Registration Statement.

    3.4 -- Certificate of Designation,  Preferences and Relative, Participating,
           Optional  and  Other  Special  Rights  of  Series C  Junior  Discount
           Preferred Stock and Qualifications, Limitations and Restrictions thereof, incorporated by reference to Exhibit 3.4 to the S-4
           Registration Statement.

    4.1 -- Indenture  dated as of May 15, 1996 between the Registrant and United
           States  Trust  Company of New York,  relating to the  13-1/4%  Senior
           Subordinated  Discount Notes due 2006,  incorporated  by reference to
           Exhibit 4.1 to the S-4 Registration Statement.

    4.2 -- Form of 13-1/4% Senior Subordinated Discount Note due 2006 (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration Statement.

    4.3 -- Indenture  dated as of March 1,  1995  between  Benedek  Broadcasting
           Corporation ("Benedek Broadcasting") and The Bank of New York, relating to the 11-7/8% Senior Secured Notes due 2005 of Benedek
           Broadcasting,  incorporated  by  reference  to Exhibit 4.3 to the S-4
           Registration Statement.

    4.4 -- Form of 11-7/8% Senior Secured Note due 2005 of Benedek  Broadcasting
           (included  in Exhibit  4.3  hereof),  incorporated  by  reference  to
           Exhibit 4.4 to the S-4 Registration Statement.

    4.5 -- Certificate of Designation of the Powers,  Preferences  and Relative,
           Participating,   Optional   and   Other   Special   Rights  of  15.0%
           Exchangeable   Redeemable   Senior   Preferred  Stock  due  2007  and
           Qualifications,   Limitations  and  Restrictions  thereof  (filed  as
           Exhibit 3.3 hereof),  incorporated by reference to Exhibit 4.5 to the
           S-4 Registration Statement.

    4.6 -- Certificate of Designation,  Preferences and Relative, Participating,
           Optional  and  Other  Special  Rights  of  Series C  Junior  Discount
           Preferred Stock and Qualifications, Limitations and Restrictions thereof (filed as Exhibit 3.4 hereof), incorporated by reference to
           Exhibit 4.6 to the S-4 Registration Statement.

    4.7 -- Warrant Agreement dated as of June 5, 1996 between the Registrant and
           IBJ  Schroder  Bank & Trust  Company  with  respect to Class A Common
           Stock of the Registrant, incorporated by reference to Exhibit 4.7 to the S-4 Registration Statement.

                                  EXHIBIT INDEX

                                                                                     LOCATION OF
                                                                                       EXHIBIT
                                                                                    IN SEQUENTIAL
EXHIBIT                                                                                NUMBERING
  NO.                                 DESCRIPTION                                       SYSTEM
  --                                  -----------                                       -------
  10.1  -- Purchase  Agreement  dated May 30, 1996  between the  Registrant  and
           Goldman,  Sachs & Co.,  incorporated  by reference to Exhibit 10.1 to the S-4 Registration Statement.

  10.2 -- Exchange and Registration Rights Agreement dated May 30, 1996 between the Registrant and Goldman, Sachs & Co. with respect to the 13-1/4%
           Senior Subordinated Discount Notes due 2006 of the Registrant, incorporated by reference to Exhibit 10.2 to the S-4 Registration
           Statement.

  10.3  -- Placement Agreement dated June 5, 1996 among the Registrant, Goldman,
           Sachs & Co. and BT Securities Corporation, incorporated by reference to Exhibit 10.3 to the S-4 Registration Statement.

  10.4 -- Exchange and Registration Rights Agreement dated June 5, 1996 among the Registrant, Goldman, Sachs & Co. and BT Securities Corporation with respect to the 15.0% Exchangeable Redeemable Senior Preferred
           Stock  due  2007 of the  Registrant,  incorporated  by  reference  to
           Exhibit 10.4 to the S-4 Registration Statement.

  10.5  -- Warrant Agreement dated as of June 5, 1996 between the Registrant and
           IBJ Schroder Bank & Trust Company (filed as Exhibit 4.7 hereof), incorporated by reference to Exhibit 10.5 to the S-4 Registration
           Statement.

  10.6  -- Contingent  Warrant Escrow  Agreement  dated June 5, 1996 between the
           Registrant and IBJ Schroder Bank & Trust Company, incorporated by reference to Exhibit 10.6 to the S-4 Registration Statement.

  10.7 -- Common Stock Registration Rights Agreement dated as of June 5, 1996 among the Registrant, Goldman, Sachs & Co. and BT Securities
           Corporation,  incorporated  by  reference  to Exhibit 10.7 to the S-4
           Registration Statement.

  10.8  -- Credit  Agreement  dated as of June 6,  1996  among  the  Registrant,
           Benedek Broadcasting,  the Lenders listed therein, Pearl Street L.P.,
           Goldman, Sachs & Co. and Canadian Imperial Bank of Commerce, New York
           Agency,  incorporated  by  reference  to  Exhibit  10.8  to  the  S-4
           Registration Statement.

  10.9 -- Guaranty dated as of June 6, 1996 by the Registrant in favor of Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.9 to the S-4 Registration Statement.

  10.10 -- Pledge  Agreement dated as of June 6, 1996 between the Registrant and
           Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.10 to the S-4 Registration Statement.

  10.11 -- Security Agreement dated as of June 6, 1996 between the Registrant and Canadian Imperial Bank of Commence, New York Agency, incorporated by reference to Exhibit 10.11 to the S-4 Registration Statement.

  10.12 -- Collateral  Account  Agreement  dated as of June 6, 1996  between the
           Registrant and Canadian Imperial Bank of Commerce, New York Agency, incorporated by reference to Exhibit 10.12 to the S-4 Registration
           Statement.

  10.13 -- Third  Party  Account  Agreement  dated as of June 6, 1996  among the
           Registrant, AMCORE Bank, N.A., Rockford and Canadian Imperial Bank of
           Commerce,

                                  EXHIBIT INDEX

                                                                                     LOCATION OF
                                                                                       EXHIBIT
                                                                                    IN SEQUENTIAL
EXHIBIT                                                                                NUMBERING
  NO.                                 DESCRIPTION                                       SYSTEM
  --                                  -----------                                       -------
           New York Agency,  incorporated  by reference to Exhibit  10.13 to the
           S-4 Registration Statement.

  10.14 -- Form of Indemnity Agreement between the Registrant and each of its executive officers and directors, incorporated by reference to
           Exhibit 10.14 to the S-4 Registration Statement.

 *10.15 -- Option  Agreement dated as of June 6, 1996 between the Registrant and
           K. James Yager.

  10.16 -- Employment Agreement dated as of June 6, 1996 between the Registrant and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.

  10.17 -- Agreement  dated as of June 6, 1996  between  the  Registrant  and K.
           James Yager,  incorporated  by reference to Exhibit  10.17 to the S-4
           Registration Statement.

  10.18 -- Employment Agreement dated as of June 6, 1996 between the Registrant and Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.

  10.19 -- Employment Agreement dated as of June 6, 1996 between the Registrant and Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.

  10.20 -- Limited Waiver and First  Amendment to Credit  Agreement  dated as of
           October  31,  1996   among   the  Registrant,   Benedek  Broadcasting
           Corporation,  Goldman Sachs Credit  Partners L.P., the lenders listed therein and Canadian  Imperial Bank of Commerce,  New York Agency, as
           Administrative  Agent,  incorporated by reference to Exhibit 10.21 to the Registrant's  Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1996.

 *10.21 -- Limited Waiver and Second  Amendment to Credit  Agreement dated as of
           February  28,   1997  among  the   Registrant,  Benedek  Broadcasting
           Corporation,  Goldman Sachs Credit  Partners L.P., the lenders listed therein and Canadian  Imperial Bank of Commerce,  New York Agency, as
           Administrative Agent.

 *21    -- Subsidiaries of the Company.

 *23    -- Consent of McGladrey & Pullen, LLP with respect to the Company.

 *27    -- Financial Data Schedule pursuant to Article 5 of Regulation S-X.




