Form 10-Q
period 1997-03-31
BENEDEK COMMUNICATIONS CORP
filed 1997-05-15
CIK 1017522

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997            COMMISSION FILE NUMBER 333-09529
                           ---------------------------
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

                           ---------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
         Title of each class                           on which registered:
         -------------------                          ----------------------
                None                                          None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --  ----
     100% of the voting common stock of the registrant is owned by Mr. A. Richard Benedek and none of the voting common stock of the registrant is held by non-affiliates.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At May 14, 1997, there were outstanding 7,030,000 shares of common stock, $0.01 par value.
--------------------------------------------------------------------------------

                       BENEDEK COMMUNICATIONS CORPORATION
                           FORM 10-Q TABLE OF CONTENTS



Item
Number                                                                                                      Page
------                                                                                                     ----

                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

           Introductory Comments.........................................................................     1
           Benedek Communications Corporation and Subsidiary
             Consolidated Balance Sheets as of December 31, 1996 and March 31, 1997......................     2
             Consolidated Statements of Operations for the Three Months Ended
                March 31, 1996 and 1997..................................................................     3
             Consolidated Statement of Stockholder's Deficit for the Three Months Ended
                March 31, 1997...........................................................................     4
             Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                1996 and 1997............................................................................     5
             Notes to Consolidated Financial Statements..................................................     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................................................    14

                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits and reports on Form 8-K..............................................................    20

SIGNATURES...............................................................................................    21


                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARY
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRODUCTORY COMMENTS:

     The Financial Statements included herein have been prepared by Benedek Communications Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                              December 31,                March 31,
                              ASSETS                                             1996                       1997
                                                                                 ----                       ----
                                                                                                         (Unaudited)
Current Assets
   Cash and cash equivalents.............................................. $        8,091,683               $4,864,510
   Receivables
      Trade, net..........................................................         23,744,311               19,889,573
      Due from Seller.....................................................            474,011                  525,678
      Other...............................................................            385,063                  681,676
   Current portion of program broadcast rights............................          4,427,832                3,380,923
   Prepaid expenses.......................................................          1,453,007                2,072,572
   Deferred income taxes..................................................          1,333,000                1,280,000
                                                                           ------------------       ------------------
                  TOTAL CURRENT ASSETS....................................         39,908,907               32,694,932
                                                                           ------------------       ------------------

Property and Equipment....................................................         84,021,301               80,082,608
                                                                           ------------------       ------------------
Intangible Assets.........................................................        354,622,296              352,165,510
                                                                           ------------------       ------------------

Other Assets
   Program broadcast rights, less current portion.........................          2,298,365                2,005,019
   Deferred loan costs....................................................         13,385,766               13,284,744
   Land held for sale.....................................................            109,000                  109,000
   Other..................................................................            670,605                  669,384
                                                                           ------------------       ------------------
                                                                                   16,463,736               16,068,147
                                                                           ------------------       ------------------
                                                                             $    495,016,240           $  481,011,197
                                                                           ==================       ==================
                   LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
   Current maturities of notes and leases payable.........................   $     14,015,273           $   17,441,474
   Current maturities of program broadcast rights payable.................          6,119,953                5,145,016
   Accounts payable and accrued expenses..................................         15,368,581                9,774,854
   Deferred revenue.......................................................            707,347                  668,510
                                                                           ------------------       ------------------
                  TOTAL CURRENT LIABILITIES...............................         36,211,154               33,029,854
                                                                           ------------------       ------------------
Long-Term Obligations
   Notes and leases payable (Note D)......................................        344,219,003              344,560,394
   Program broadcast rights payable.......................................          1,592,400                1,364,162
   Deferred revenue.......................................................          4,435,165                4,284,823
   Deferred income taxes..................................................         54,600,000               50,542,000
                                                                           ------------------       ------------------
                                                                                  404,846,568              400,751,379
                                                                           ------------------       ------------------
Exchangeable redeemable senior preferred stock (Note C)...................         58,462,223               61,906,508
                                                                           ------------------       ------------------
Seller junior discount preferred stock (Note C)...........................         47,057,040               47,988,769
                                                                           ------------------       ------------------
Commitments
Stockholder's Deficit
   Common stock, Class A $0.01 par value 25,000,000
      authorized, none issued or outstanding..............................                  -                        -
   Common stock, Class B $0.01 par value 25,000,000
      authorized, 7,030,000 issued and outstanding........................             70,300                   70,300
   Additional paid-in capital.............................................        (35,346,586)             (36,433,460)
   Accumulated deficit....................................................        (16,284,459)             (26,302,153)
                                                                           ------------------       ------------------
                                                                                  (51,560,745)             (62,665,313)
                                                                           ------------------       ------------------
                                                                             $    495,016,240            $ 481,011,197
                                                                           ==================       ==================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                     1996                   1997
                                                                                     ----                   -----
Net revenues................................................................  $       11,682,871      $      28,078,473
                                                                              ------------------     ------------------
Operating expenses:
   Selling, technical and program expenses..................................           5,537,572             14,690,278
   General and administrative...............................................           2,010,695              4,715,779
   Depreciation and amortization............................................           1,360,430              7,746,663
   Corporate................................................................             495,892                696,318
                                                                              ------------------     ------------------
                                                                                       9,404,589             27,849,038
                                                                              ------------------     ------------------

      OPERATING INCOME......................................................           2,278,282                229,435
                                                                              ------------------     ------------------

Financial income (expense):
   Interest expense:
      Cash interest.........................................................          (4,026,253)            (7,076,007)
      Other interest........................................................            (100,457)            (3,607,503)
                                                                              ------------------     ------------------
                                                                                      (4,126,710)           (10,683,510)

   Interest income..........................................................             105,855                 39,599
                                                                              ------------------     ------------------
                                                                                      (4,020,855)           (10,643,911)
                                                                              ------------------     ------------------

      (LOSS) BEFORE INCOME TAX BENEFIT......................................          (1,742,573)           (10,414,476)

Income tax benefit..........................................................                   -              3,775,657
                                                                              ------------------     ------------------

      NET (LOSS)............................................................          (1,742,573)            (6,638,819)

Preferred stock dividends and accretion.....................................                   -             (4,376,016)
                                                                              ------------------     ------------------

Net income (loss) applicable to common stock................................  $       (1,742,573)       $   (11,014,835)
                                                                              ==================     ===================

   Earnings (loss) per common share.........................................  $            (0.25)       $         (1.57)
                                                                              ==================     ===================
   Weighted-average common shares outstanding...............................           7,030,000              7,030,000
                                                                              ==================     ===================



               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                        Three Months Ended March 31, 1997
                                   (Unaudited)

                                                                 Additional
                                               Common              Paid-In              Accumulated
                                                Stock              Capital                Deficit                 Total
                                            ------------      -----------------      -----------------     ------------------
Balance at December 31, 1996..............   $    70,300         $  (35,346,586)        $  (16,284,459)       $   (51,560,745)
   Accretion to exchangeable redeemable
      senior preferred stock..............             -               (997,141)                      -              (997,141)
   Financial costs related to the sale of
      exchangeable redeemable senior
      preferred stock.....................             -                (89,733)                      -               (89,733)
   Dividends payable on preferred stock...             -                      -             (3,378,875)            (3,378,875)
   Net (loss).............................             -                      -             (6,638,819)            (6,638,819)
                                            ------------      -----------------      -----------------     ------------------
Balance at March 31, 1997.................   $    70,300         $  (36,433,460)        $  (26,302,153)       $   (62,665,313)
                                            ============      =================      =================     ==================


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    Three Months Ended March 31,
                                                                             ------------------------------------------
                                                                                    1996                   1997
                                                                                    ----                   ----
Cash Flows From Operating Activities
   Net (loss)..............................................................  $       (1,742,573)     $       (6,638,819)
   Adjustments to reconcile net (loss) to
      net cash (used in) operating activities:
        Amortization of program broadcast rights...........................             597,308               1,559,041
        Depreciation and amortization......................................             892,420               5,287,763
        Amortization of intangibles and deferred loan costs................             568,467               2,947,237
        Amortization of note discount......................................                   -               3,117,054
        Loss on sale of property and equipment.............................                   -                   2,111
        Deferred income taxes..............................................                   -              (4,005,000)
        Other..............................................................                   -                 (18,105)
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
        Receivables........................................................           4,638,951               3,558,123
        Due to sellers.....................................................                   -                 (51,667)
        Prepaid expenses and other.........................................            (294,940)               (619,563)
        Payments on program broadcast rights payable.......................            (522,121)             (1,421,961)
        Accounts payable and accrued expenses..............................          (4,222,411)             (5,596,751)
        Deferred revenue...................................................             (69,877)               (189,180)
                                                                             ------------------     -------------------
          NET CASH (USED IN) OPERATING ACTIVITIES..........................            (154,776)             (2,069,717)
                                                                             ------------------     -------------------
Cash Flows From Investing Activities
   Purchase of property and equipment......................................            (612,766)               (572,009)
   Proceeds from sale of equipment.........................................                   -                   3,655
   Deposit on acquisition..................................................          (1,000,000)                      -
   Payment of acquisition costs............................................            (334,569)                      -
   Other ..................................................................                 (15)                 (1,849)
                                                                             ------------------     -------------------
          NET CASH (USED IN) INVESTING ACTIVITIES..........................          (1,947,350)               (570,203)
                                                                             ------------------     -------------------
Cash Flows From Financing Activities
   Principal payments on notes and capital leases payable..................             (85,276)               (108,092)
   Payment of debt and preferred stock acquisition costs...................             (99,374)               (479,161)
                                                                             ------------------     -------------------
          NET CASH (USED IN) FINANCING ACTIVITIES..........................            (184,650)               (587,253)
                                                                             ------------------     -------------------

          (DECREASE) IN CASH AND CASH EQUIVALENTS..........................          (2,286,776)             (3,227,173)

Cash and cash equivalents:
   Beginning...............................................................           9,668,331               8,091,683
                                                                             ------------------     -------------------
   Ending..................................................................  $        7,381,555    $          4,864,510
                                                                             ==================    ====================


                                   (Continued)

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



                                                                                      Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                     1996                   1997
                                                                                     ----                   ----
Supplemental Disclosure of Cash Flow Information
   Cash payments for interest...............................................  $         8,034,064     $      11,372,655
   Cash payments for income taxes...........................................                   -                253,566
                                                                              ===================     =================
Supplemental Schedule of Noncash Investing and Financing Activities
   Acquisition of program broadcast rights..................................  $           80,312      $         218,787
   Notes and capital leases payable incurred for purchase of equipment......                   -                758,631
   Equipment acquired by barter transactions................................              41,888                 24,198
   Dividends accrued on redeemable preferred stock..........................                   -              3,378,875
   Accretion to exchangeable redeemable senior preferred stock..............                   -                997,141
                                                                              ===================     =================


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS:
     Benedek Communications Corporation (the "Company") was formed on April 10, 1996. The Company is a holding company that derives its operating income and cash flow from its subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting") which owns and operates 22 television stations (the "Stations") located throughout the United States. These stations operate under network affiliation contracts, which provide programs to the affiliated stations and the stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis.

BASIS OF PRESENTATION:
     The interim unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Benedek Broadcasting and Benedek License Corporation ("BLC"), a wholly owned subsidiary of Benedek Broadcasting. All significant intercompany items and transactions have been eliminated in the interim unaudited consolidated financial statements. Benedek Broadcasting and the Company had identical stock ownership, so the capitalization of the Company by the stockholder with Benedek Broadcasting stock was accounted for in a manner similar to pooling-of-interests accounting. These consolidated financial statements include the consolidated financial statements of Benedek Broadcasting for the period prior to June 6, 1996 recast to reflect the difference in par value of the Company's and Benedek Broadcasting's stock. The interim unaudited consolidated financial statements include all adjustments, consisting of normal and recurring adjustments, which are considered necessary in the opinion of management for the fair presentation of the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1996 and 1997. These financial statements do not include all the information and footnotes required by generally accepted accounting principles.

     Operating results for the three month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

(NOTE B) - ACQUISITIONS, RELATED PARTY AND BUSINESS COMBINATIONS

     The Company was formed by the sole stockholder of Benedek Broadcasting. On June 6, 1996, Benedek Broadcasting completed two acquisitions. These acquisitions included (i) the assets of the television broadcasting division of Stauffer Communications, Inc. consisting of five television stations for a total purchase price of $54,500,000 and (ii) all the issued and outstanding capital stock of Brissette Broadcasting Corporation which owned and operated eight television stations for a purchase price of $270,000,000. At the closing of these acquisitions, the sole stockholder of Benedek Broadcasting contributed all of the outstanding shares of common stock of Benedek Broadcasting to the Company in exchange for the issuance to him of all of the outstanding shares of common stock of the Company.

     These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of the operations for the acquired stations are included in the consolidated financial statements since

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the date of acquisition. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from the acquisitions is being amortized on a straight-line method over a period of 40 years.

     The pro forma results of operations for the three months ended March 31, 1996, assuming the acquisitions of Stauffer Communications, Inc. and Brissette Broadcasting Corporation had taken place on January 1, 1996 as compared to the actual results for the three months ended March 31, 1997 are as follows:

                                                                                    Three Months Ended March 31,
                                                                              -----------------------------------------
                                                                                     1996                   1997
                                                                                     ----                   ----
                                                                                 (Pro forma)              (Actual)

Net revenue.................................................................  $       27,619,092      $      28,078,473
Operating expenses..........................................................         (26,339,145)           (27,849,038)
Financial expenses..........................................................         (10,285,832)           (10,643,911)
                                                                              ------------------     ------------------
   (Loss) before income tax benefit.........................................          (9,005,885)           (10,414,476)
Income tax benefit..........................................................           3,172,354              3,775,657
                                                                              ------------------     ------------------
   Net (loss) ..............................................................          (5,833,531)            (6,638,817)
Preferred stock dividends and accretion.....................................          (4,142,048)            (4,376,016)
                                                                              ------------------     ------------------
Net (loss) applicable to common stock.......................................  $       (9,975,579)       $   (11,014,833)
                                                                              ==================     ==================
   (Loss) per common share..................................................  $            (1.42)       $         (1.57)
                                                                              ==================     ==================

Weighted-average common shares outstanding..................................           7,030,000              7,030,000
                                                                              ==================     ==================



(NOTE C) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

   Concurrent with the acquisitions described in (Note B), the Company entered into the following financing transactions, the net proceeds of which were contributed by the Company to Benedek Broadcasting.

   (1) The Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consisted of (i) ten shares of Exchangeable Redeemable Senior Preferred Stock, (ii) ten Initial Warrants, and (iii) 14.8 Contingent Warrants.

        (i) Exchangeable Redeemable Senior Preferred Stock - The Company issued 600,000 shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007, with an initial liquidation preference equal to the proceeds received of $60,000,000. Of these proceeds, $9,000,000 was allocated to the initial warrants described in (ii) below. The Exchangeable Redeemable Senior Preferred Stock is being accreted to its initial liquidation preference of $60,000,000 using the effective interest method commencing on June 5, 1996 and ending on July 1, 2000. Dividends are payable to holders of the outstanding shares at the rate of 15% per annum of the then effective liquidation preference per share, payable quarterly beginning July 1, 1996 and accruing from June 5, 1996. The Company has the option to pay dividends on any dividend payment date occurring on or before July 1, 2001 either in cash or by adding such dividends to the then

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

             effective liquidation preference. The Company also has the option to immediately redeem these shares, in whole or in part, at predetermined redemption prices. The Company is required to redeem the outstanding shares on July 1, 2007 at a redemption price equal to 100% of the then effective liquidation preference plus any accrued and unpaid dividends to the date of redemption. The Exchangeable Redeemable Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment due. The Exchangeable Redeemable Senior Preferred Stock has been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

        (ii) Initial Warrants - The Company issued 600,000 Initial Warrants which expire on July 1, 2007 each of which entitles the holder thereof to purchase one share of Class A Common Stock at an exercise price of $0.01 per share. The value of the warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital.

        (iii) Contingent  Warrants  -  The  Company  issued  888,000  Contingent
              Warrants, each warrant to acquire one share of Class A Common Stock at an exercise price of $0.01 per share. The Contingent Warrants were issued to an escrow agent and are not outstanding. The Contingent Warrants are not separable from the Exchangeable Redeemable Senior Preferred Stock and will not be delivered out of escrow unless the Exchangeable Redeemable Senior Preferred Stock is not redeemed on or prior to July 1, 2000. Since it is management's intention to redeem the Exchangeable Redeemable Senior Preferred Stock prior to any release of the Contingent Warrants from escrow subject to a 15% redemption premium, no allocation of the proceeds was made to the Contingent Warrants and the amount of the redemption premium payable at such time is being accreted as a constructive distribution over the period commencing on the issue date June 5, 1996 and ending on July 1, 2000.

   (2) Seller Junior Discount Preferred Stock - The Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Seller Junior Discount Preferred Stock at 7.92% per annum until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Seller Junior Discount Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Seller Junior Discount Preferred Stock are cumulative from the date of issuance. Until the fifth anniversary of the issuance thereof, dividend payments on the Seller Junior Discount Preferred Stock may not be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. The Seller Junior Discount Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   (3) 13 1/4% Senior Subordinated Discount Notes due 2006 - The Company issued Senior Subordinated Discount Notes due 2006 (the "Notes") with a principal amount of $170,000,000. The Notes were issued at a discount of $79,821,800 which generated gross proceeds of $90,178,200. The Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Notes are subordinated to all Senior Debt of the Company. The Notes contain various restrictive covenants, all of which the Company was in compliance with at March 31, 1997. The Notes have been registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996.

   The following table summarizes these activities as follows:

                                         Exchangeable
                                          Redeemable                Seller                13 1/4%
                                            Senior              Junior Discount           Senior
                                           Preferred               Preferred           Subordinated
                                             Stock                   Stock            Discount Notes
                                     --------------------     ------------------     -----------------
Issuance of preferred stock......... $         51,000,000     $       45,000,000     $              -
Issuance of senior subordinated
   discount notes...................                    -                      -            90,178,200
Accrued dividends...................            7,704,270              2,988,769                     -
Accretion of discount...............            3,202,238                      -                     -
Amortization of note discount.......                    -                      -             9,986,566
                                     --------------------     ------------------     -----------------
Balance at March 31, 1997........... $         61,906,508     $       47,988,769     $     100,164,766
                                     ====================     ==================     =================



  Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the Notes, (ii) redemption of and cash dividends on the Exchangeable Redeemable Senior Preferred Stock, and (iii) redemption of and cash dividends on the Seller Junior Discount Preferred Stock will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

(NOTE D) - NOTES PAYABLE AND AMENDMENT TO THE CREDIT AGREEMENT

  (a) Term Loans and Revolver. As part of the financing transactions described in (Note C), on June 6, 1996, Benedek Broadcasting entered into a Credit Agreement which includes two Term Loan Facilities consisting of (i) a Series A Facility of $70,000,000 at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum (currently 9.31%) and (ii) a Series B Facility of $58,000,000 at the bank's base rate plus 3.25% or the Eurodollar rate plus 4.25% per annum (currently 9.81%). The current rates reflect the February 1997 amendment, as discussed below. The Term Loan Facilities provide for quarterly principal payments until final maturity (except in the first year during which amortization will be on a semiannual

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

basis). The Series A Facility and the Series B Facility mature on May 1, 2001 and November 1, 2002, respectively. Benedek Broadcasting is required to make scheduled aggregate amortization payments on the Series A and Series B Facilities, as follows: during the first year after closing, $6.0 million; during the second year after closing, $11.0 million; during the third year after closing, $14.5 million; during the fourth year after closing, $16.0 million; during the fifth year after closing, $27.5 million; during the sixth year after closing, $15.0 million; and during the first half of the seventh year after closing, $38.0 million.

  The Credit Agreement, as amended, also includes a Revolving Credit Facility of $10,000,000, which bears interest at the bank's base rate plus 2.75% or the Eurodollar rate plus 3.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility as of March 31, 1997. The unused portion of the Revolving Credit Facility bears interest at 0.5% a month.

  The Credit Agreement, as amended, also contains several mandatory principal prepayment clauses, one of which Benedek Broadcasting was subject to at March 31, 1997. This clause stipulates that Benedek Broadcasting prepay the Term Loan Facilities by an amount equal to 50% of the Consolidated Excess Cash Flow, as defined by the agreement, no later than 100 days after the end of the year.
Benedek Broadcasting has reflected the additional $5,683,000 as a current maturity of debt at March 31, 1997.

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

  The Term Loan Facilities contain various restrictive covenants and require compliance with certain financial ratios and covenants. On February 28, 1997, Benedek Broadcasting amended the Credit Agreement as it relates to certain restrictive covenants and financial ratios through June 30, 1998. As part of the amendment, effective February 28, 1997, Benedek Broadcasting agreed to increase the interest rate on the Term Loan Facilities and Revolving Credit Facility by an additional 50 basis points. Benedek Broadcasting also agreed to reduce the available Revolving Credit Facility from $15,000,000 to $10,000,000. Benedek Broadcasting is in compliance with the covenants as of March 31, 1997.

  (b) Senior Secured Notes. During 1995, Benedek Broadcasting issued $135,000,000 of 11 7/8% Senior Secured Notes due 2005 (the "Senior Secured Notes"). The Senior Secured Notes bear interest at the rate of 11 7/8% payable semiannually on March 1 and September 1 of each year and mature in March 2005. The Senior Secured Notes may be redeemed by Benedek Broadcasting in whole or in part after March 1, 2000 subject to certain prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to prepayment premiums. The Senior Secured Notes contain various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among others. Benedek Broadcasting was in compliance with these covenants at March 31, 1997.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  The Senior Secured Notes are collateralized by all of the stock of BLC, which is also collateral on the Term Loan Facilities which have an equal position in the stock of BLC to the Senior Secured Notes. The Senior Secured Notes are also collateralized by certain agreements and contract rights related to the Stations which include network affiliation agreements and certain general intangibles.

   Notes payable consist of the following:

                                                         March 31, 1997
                                                         ---------------

      Senior secured notes........................       $    135,000,000
      Term loan series A..........................             67,500,000
      Term loan series B..........................             57,500,000
      Senior subordinated discount notes..........            100,164,766
      Other.......................................              1,187,102
                                                        ------------------
                                                              362,001,868
                                                        ------------------
      Less current maturities.....................             17,441,474
                                                        -----------------
                                                         $    344,560,394
                                                        =================


(NOTE E) - INCOME TAX MATTERS AND CHANGE IN TAX STATUS

  Prior to the consummation of the acquisitions and the related financing, Benedek Broadcasting, with the consent of its stockholder, elected to be taxed under sections of federal and state income tax law, which provided that, in lieu of corporation income taxes, the stockholder separately accounted for Benedek Broadcasting's income, deductions, losses and credits. Due to the structure of the financing for the acquisitions, the election to be taxed as an "S" Corporation automatically terminated and Benedek Broadcasting became subject to federal and state income taxes. As a result, Benedek Broadcasting recognized a net deferred tax asset of approximately $3,550,000. Concurrent with the change in tax status the accumulated deficit of $41,072,877, which existed on that date, was reclassified to additional paid-in capital.

(NOTE F) - COMMON STOCK AND OTHER SECURITIES

   Common stock consists of the following numbers of shares:

                                                                   Authorized           Issued           Outstanding
                                                                   ----------           ------           -----------
Class A common $0.01 par value................................      25,000,000                  -                  -
Class B common $0.01 par value................................      25,000,000          7,030,000          7,030,000



  The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 1,050,000 was issued in conjunction with the financing discussed in (Note C). The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,450,000 unissued shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

  Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of five television stations acquired from Stauffer Communications, Inc. (the "Stauffer Stations") and eight television stations acquired from Brissette Broadcasting Corporation (the "Brissette Stations," and together with the Stauffer Stations, the "Acquired Stations") from the date of the acquisition thereof on June 6, 1996. As used herein, "Same Station" data refers to the historical results of operations of all 22 television stations currently owned by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for corporate expenses, depreciation and amortization and interest.

  As used herein, "Adjusted EBITDA" is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. "Adjusted EBITDA" as defined in Benedek Broadcasting's Credit Agreement excludes from the foregoing definition certain noncash revenues used in determining operating income. As used herein,"broadcast cash flow" is defined as Adjusted EBITDA plus corporate expenses. Adjusted EBITDA and broadcast cash flow are measures used by certain investors to measure a company's ability to service debt. Adjusted EBITDA and broadcast cash flow should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

  For the three months ended March 31, 1997, the Company reported net revenues of $28.1 million compared to net revenues of $11.7 million for the three months ended March 31, 1996. The increase in 1997 net revenues was due to the acquisitions of the Acquired Stations which represented $16.5 million. The Company had a net loss of $6.6 million for the three months ended March 31, 1997 compared to a net loss of $1.7 million for the three months ended March 31, 1996. Adjusted EBITDA for the three months ended March 31, 1997 was $8.1 million as compared to $3.7 million for the three months ended March 31, 1996. Local/regional advertising and national advertising constitute the largest categories of the Company's operating revenues and represent approximately 85.9% of gross revenues for the three months ended March 31, 1997 as compared to 86.1% for the three months ended March 31, 1996.

  Approximately 54.8% of the gross revenues of the Company in the three months ended March 31, 1997 was generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

  The Company's primary operating expenses are employee compensation, programming and depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis and has a policy of closely matching payments for and amortization of program rights in each period. A network- affiliated station receives approximately two-thirds of its required daily programming from the network at no cost. For the three months ended March 31, 1997, depreciation and amortization increased $6.4 million from $1.3 million to $7.7 million due to the acquisition of the Acquired Stations. Depreciation and amortization expense has increased as assets purchased at fair market value in connection with the acquisitions of the Acquired Stations began to depreciate. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 71.6% of net revenues for the three months ended March 31, 1997 as compared to approximately 68.9% of net revenues for the three months ended March 31, 1996.

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

  On June 6, 1996, the Company acquired all of the capital stock of Brissette for $270.0 million in cash and preferred stock. All of the outstanding indebtedness of Brissette was paid in full by the sellers at the closing. Pursuant to the Brissette purchase agreement, at the closing Brissette was required to have working capital of at least $8.8 million and any amount in excess thereof was to be paid to the sellers. By acquiring all of the capital stock of Brissette, the Company acquired eight network-affiliated television stations including WMTV-TV, the NBC affiliate serving Madison, Wisconsin; WWLP-TV, the NBC affiliate serving Springfield, Massachusetts; WILX-TV, the NBC affiliate serving Lansing, Michigan; WHOI-TV, the ABC affiliate serving Peoria, Illinois; WSAW-TV, the CBS affiliate serving Wausau, Wisconsin; WTRF-TV, the CBS affiliate serving Wheeling, West Virginia and Steubenville, Ohio; KAUZ-TV, the CBS affiliate serving Wichita Falls, Texas; and KOSA-TV, the CBS affiliate serving Odessa, Texas. Of the $270.0 million paid for the capital stock of Brissette, $225.0 million was paid in cash and $45.0 million was paid by the issuance of the junior preferred stock of the Company to General Electric Capital Corporation ("GECC") and Paul Brissette.

  During the first quarter of 1997, the Company implemented several aspects of the strategy involving the acquisitions of the Acquired Stations, including adding approximately 60 hours per week in additional locally-produced news programming. This news expansion is expected to provide future revenue growth, the results of which the Company is just beginning to realize.

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

  The following table sets forth the computation of broadcast cash flow and Adjusted EBITDA for the periods indicated. The table includes the results of operations of the Acquired Stations only from the closing date of June 6, 1996.

                                              Three Months Ended March 31,
                                         ---------------------------------------
                                               1996                1997
                                               ----                ----
                                                  (Dollars in Thousands)

     Operating income                             $ 2,278      $   229
      Add:
         Amortization of program
          broadcast rights                            597        1,559
         Depreciation and amortization              1,361        7,747
         Corporate Expenses                           496          696
       Less:
         Payment for program
           broadcast liabilities                     (522)      (1,422)
                                                  -------      -------
         Broadcast cash flow                        4,209        8,809
           Corporate                                  496          696
                                                  -------      -------
        Adjusted EBITDA                           $ 3,713      $ 8,113
                                                  =======      =======


  The following table provides both historical and Same Station information. The Same Station information gives effect to the acquisition of the Acquired Stations as if such transactions were consummated on January 1, 1996. The Same Station information for the three months ended March 31, 1996 does not purport to represent what the Company's results of operations would have been if such transactions had been effected at such date and do not purport to project results of operations of the Company in any future period.

                                                      Historical                                        Same Station
                                             Three Months Ended March 31,                       Three Months Ended March 31,
                                    ----------------------------------------------      --------------------------------------------
                                                                              %                                               %
                                              1996           1997           Change          1996             1997          Change
                                              ----           ----           ------          ----             ----          ------
                                                                         (Dollars in Thousands)
Net revenues ...........................    $11,683         $28,078           140.3%       $27,619         $28,078           1.7%
                                            -------         -------           -----        -------         -------         -----
Operating expenses:
  Selling, technical and

    program expenses ...................      5,538          14,690           165.2         13,300          14,690          10.4
  General and administrative ...........      2,011           4,716           134.5          4,903           4,716          (3.8)
  Depreciation and amortization ........      1,360           7,747           469.6          7,243           7,747           6.9
  Corporate ............................        496             696            40.3            893             696         (22.0)
                                            -------         -------          -----         -------         -------         -----
                                              9,405          27,849           196.1         26,339          27,849           5.7
                                            -------         -------         -------        -------         -------         -----
         OPERATING INCOME ..............    $ 2,278         $   229           (89.9)%      $ 1,280         $   229         (82.1)%
                                            =======         =======         =======        =======         =======         =====
Broadcast cash flow ....................    $ 4,209         $ 8,809           109.3%       $ 9,625         $ 8,809          (8.5)%
Broadcast cash flow margin .............       36.0%           31.4%                          34.8%           31.4%
Adjusted EBITDA ........................    $ 3,713         $ 8,113           118.5%       $ 8,732         $ 8,113          (7.0)%
Adjusted EBITDA margin .................       31.8%           28.9%                          31.6%           28.9%



THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

   Net revenues for the three months ended March 31, 1997 increased $16.4 million or 140.3% to $28.1 million from $11.7 million for the three months ended March 31, 1996 primarily as a result of the acquisition on June 6, 1996 of the Acquired Stations which increased net revenue by $16.5 million. On a Same Station basis, net revenues for the three months ended March 31, 1997 increased $0.5 million or 1.7% to $28.1 million from $27.6 million for the three months ended March 31, 1996, despite a challenging national advertising environment and a decline in political advertising revenue. Gross revenues on a Same Station basis excluding political advertising revenue increased $1.0 million or 3.2% from the three months ended March 31, 1996.

  On a Same Station basis, the Company's 12 CBS affiliated stations and six ABC affiliated stations were affected by weakness in advertising revenues for the three months ended March 31, 1997. The Company's CBS affiliated stations' net revenues increased by 2.1% for the first quarter 1997 as compared to 1996. The Company's four NBC affiliated stations showed an increase in net revenues of 6.5% on a Same Station basis while the six ABC affiliated stations showed a decrease in net revenues of 3.4% on a Same Station basis caused by a $0.3 million decrease in political revenues for those stations. The Company expects that its CBS stations may benefit in the balance of the year from the improved ratings performance of CBS network programming.

  Operating expenses for the three months ended March 31, 1997 increased $18.4 million or 196.1% to $27.8 million from $9.4 million for the three months ended March 31, 1996. Of the increase in operating expenses, $17.5 million was attributable to the acquisition of the Acquired Stations. On a Same Station basis, operating expenses for the three months ended March 31, 1997 increased $1.5 million or 5.7% to $27.8 million from $26.3 million for the three months ended March 31, 1996. The increase in operating expenses was primarily caused by the planned expansion of locally-produced news programming and increased depreciation and amortization.

  Operating income for the three months ended March 31, 1997 decreased $2.1 million or 89.9% to $0.2 million from $2.3 million for the three months ended March 31, 1996.

  Financial (expenses), net for the three months ended March 31, 1997 increased $6.7 million or 164.7% to $10.6 million from $4.0 million in the three months ended March 31, 1996, due to the Company's higher debt level following the completion of the financing of the purchase price for the Acquired Stations in June 1996.

  Income tax benefit for the three months ended March 31, 1997 was $3.8 million compared to none for the three months ended March 31, 1996. Reductions in the deferred tax liabilities related to the acquisitions and the creation of deferred tax assets generated the income tax benefit for the three months ended March 31, 1997. For the three months ended March 31, 1996, the Company recognized no income tax benefit due to its Subchapter S Corporation status.

  Net loss for the three months ended March 31, 1997 was $6.6 million as compared to a $1.7 million net loss for the three months ended March 31, 1996.

  Broadcast cash flow for the three months ended March 31, 1997 increased $4.6 million or 109.3% to $8.8 million from $4.2 million for the three months ended March 31, 1996 primarily as a result of the acquisition of the Acquired Stations. As a percentage of net revenues, broadcast cash flow margin decreased to 31.4% for the three months ended March 31, 1997 from 36.0% for the three months ended March 31, 1996. On a Same Station basis, broadcast cash flow for the three months ended March 31, 1997 decreased $0.8 million or 8.5% to $8.8 million from $9.6 million for the three months ended March 31, 1996. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 31.4% for the three months ended March 31, 1997 from 34.8% for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows from Operating Activities is the primary source liquidity for the Company. For the first quarter 1997 and 1996, however, the Company used its cash reserves to fund operating activities by $(2.1) million for the three months ended March 31, 1997 as compared to $(0.2) million for the three months ended March 31, 1996 due to the relatively fixed nature of expenses and the seasonality of revenues. Cash flows from operating activities included cash payments of interest expense which totaled $11.4 million for the three months ended March 31, 1997 as compared to $8.0 million for the three months ended March 31, 1996. The increase in payments of interest expense of $3.4 million was due to the Company's higher debt level following the acquisition of the Acquired Stations. Cash flows from operating activities for the three months ended March 31, 1996 included a $2.5 million signing bonus from CBS in consideration of the 1995 contract with the Company.

  Cash Flows from Investing Activities were $(0.6) million for the three months ended March 31, 1997 compared to $(1.9) million for the three months ended March 31, 1996. For the three months ended March 31, 1996, cash flows from investing activities included a total of $1.3 million associated with the acquisitions of the Acquired Stations.

  Cash Flows from Financing Activities were $(0.6) million for the three months ended March 31, 1997 compared to $(0.2) million for the three months ended March 31, 1996. For the three months ended March 31, 1997, cash flows from financing activities included $0.5 million associated with the amendment of the Credit Agreement.

  On June 6, 1996, the Company, together with its subsidiary Benedek Broadcasting, implemented a financing plan in order to finance the acquisitions of the Acquired Stations and to pay fees and expenses related thereto. The financing plan consisted of (i) the offer and sale by the Company of the Senior Subordinated Discount Notes which generated gross proceeds of $90.2 million,
(ii) the sale by the Company of units consisting of Exchangeable Redeemable Senior Preferred Stock and warrants which generated gross proceeds of $60.0 million, (iii) Benedek Broadcasting borrowing $128.0 million pursuant to the Term Loan Facilities of the Credit Agreement and (iv) the Company issuing an aggregate of $45.0 million initial liquidation preference of Seller Junior Discount Preferred Stock to GECC and Mr. Paul Brissette. At March 31, 1997, Benedek Broadcasting also had available to it $10.0 million under a revolving credit facility under the Credit Agreement (the "Revolving Credit Facility"). From time to time throughout 1997, Benedek Broadcasting's cash needs will require the use of the Revolving Credit Facility for general working capital purposes and to fund capital expenditures. During the three months ended March 31, 1997, Benedek Broadcasting used $1.5 million of the Revolving Credit Facility. At March 31, 1997, there were no outstanding borrowings under the Revolving Credit Facility.

  The Company did not meet certain financial ratios contained in the Credit Agreement at September 30 and December 31, 1996, due to lower than expected Adjusted EBITDA (as defined in the Credit Agreement). The lenders under the Credit Agreement agreed to waive such noncompliance and have amended certain covenants applicable to 1997 and the first half of 1998. The amendment provides that for so long as the ratio of debt to Adjusted EBITDA (as defined in the Credit Agreement) exceeds certain levels, the Term Loan Facilities will bear interest at varying additional spreads from that originally provided for in the Credit Agreement. The amendment further reduced the Revolving Credit Facility from $15.0 million to $10.0 million and increased the percentage of excess cash flow to be applied as prepayments of the Term Loan Facilities from 50% to 75% until the Company's ratio of debt to Adjusted EBITDA is at 6.75 or lower. The Company was in compliance with the revised financial covenants at March 31, 1997.

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

  During 1996, Benedek Broadcasting made arrangements to acquire low power television licenses in Columbia and Jefferson City, Missouri which is expected to be completed in the second quarter of 1997. Benedek Broadcasting does not expect material expenditures for the acquisition of these licenses or immediate capital needs.

SEASONALITY

  Net revenues of the Company are generally higher during the fourth quarter of the year, primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period and, to a lesser extent, during the second quarter of each year. Net revenues for the first quarter are generally the lowest of the year.

INCOME TAXES

  Historically, Benedek Broadcasting had elected to be taxed as a Subchapter S Corporation. Therefore, for the period January 1, 1996 through June 6, 1996, income taxes were not reflected in the consolidated financial statements, but the income, deductions, losses and credits were passed to Benedek Broadcasting's sole stockholder. Concurrent with the completion of the financing for the acquisitions of the Acquired Stations, Benedek Broadcasting's election to be taxed as a Subchapter S Corporation was terminated and Benedek Broadcasting became subject to federal and state income taxes. In conjunction with the acquisition of Brissette, a deferred tax liability of $53.3 million was recognized primarily associated with the variance between future tax deductions allowed for depreciation and amortization of intangibles and the amount of such depreciation and amortization that will be reflected for book purposes.

  For the three months ended March 31, 1997, a tax benefit of $3.8 million was recognized consisting of a $4.0 million benefit related to the net reduction of deferred income tax liabilities and $0.2 million of taxes currently due.

  Under the provisions of the Internal Revenue Code, the Company has approximately $9.4 million of actual net operating loss carryforwards available to offset future tax liabilities of the Company, that begin to expire in 2007 through 2011.

EMERGING ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share. FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. No material effect is expected on earnings per share as a result of the adoption of FASB 128.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

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

                          BENEDEK COMMUNICATIONS CORPORATION
                          (REGISTRANT)

                          By:    /s/ RONALD L. LINDWALL
                             ...............................
                                      Ronald L. Lindwall
                          Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

                                                    DATE:        April 14, 1997

                                 EXHIBIT INDEX

                                                                            LOCATION OF
                                                                              EXHIBIT
                                                                           IN SEQUENTIAL
EXHIBIT                                                                      NUMBERING
  No.                           DESCRIPTION                                    SYSTEM
------                          -----------                                    ------


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


  *27     --  Financial Data Schedule pursuant to Article 5 of Regulation S-X.


-----------------
* Filed herewith