Form 10-Q
period 1999-06-30
BENEDEK COMMUNICATIONS CORP
filed 1999-08-09
CIK 1017522

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999
                            COMMISSION FILE NUMBERS:

                  BENEDEK COMMUNICATIONS CORPORATION 333-09529

                              --------------------
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              --------------------


        DELAWARE                 BENEDEK COMMUNICATIONS CORPORATION               36-4076007
 (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

                              --------------------
         100 PARK AVENUE                                     61101
         ROCKFORD, ILLINOIS                                (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                              --------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED:
          -------------------                      --------------------
                   NONE                                   NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       _____    _____

    100% of the voting common stock of Benedek Communications Corporation is owned by affiliates.

    Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At July 30, 1999, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

--------------------------------------------------------------------------------

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

   ITEM                                                                                             PAGE
  NUMBER                           PART I - FINANCIAL STATEMENTS                                    ----
  ------
Item 1.     Financial Statements
            Introductory Comments .................................................................. 2
            Benedek Communications Corporation and Subsidiaries Consolidated Balance Sheets
                as of December 31, 1998 and June 30, 1999 .......................................... 3
             Consolidated Statements of Operations for the Three Months Ended June 30, 1998
                and 1999 ........................................................................... 4
             Consolidated Statements of Operations for the Six Months Ended June 30, 1998
                and 1999 ........................................................................... 5
             Consolidated Statements of Stockholders' (Deficit)  for the Six Months Ended
                June 30, 1999 ...................................................................... 6
             Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998
                and 1999 ........................................................................... 7
             Notes to Consolidated Financial Statements ............................................ 9

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations . 12

                                    PART II - OTHER INFORMATION

Item 1.     Legal Proceedings ..................................................................... 21
Item 6.     Exhibits and Reports on Form 8-K ...................................................... 21
Signatures ........................................................................................ 22


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IMPORTANT EXPLANATORY NOTE:

    This Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation ("Benedek Communications"). Unless the context otherwise requires, references to the "Company" refer to Benedek Communications and its wholly-owned subsidiaries, Benedek Broadcasting Corporation ("Benedek Broadcasting"), Benedek License Corporation ("BLC"), The WMTV Trust and its subsidiary, WMTV License Co., LLC ("WMTV LLC") and Benedek Cable, Inc. ("BCI"), a non-recourse subsidiary. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. All significant intercompany accounts and transactions have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of Benedek Communications and Benedek Broadcasting, for the fiscal year ended December 31, 1998.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                         DECEMBER 31, 1998       JUNE 30, 1999
                                                         ------------------   -------------------
                           ASSETS                                      (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT SHARE AND PER
                                                                       SHARE DATA)

       Current Assets
         Cash and cash equivalents .................... $         4,291      $          6,797
         Receivables
           Trade, net .................................          25,984                27,298
           Other ......................................           1,389                 1,287
         Current portion of program broadcast rights ..           4,878                 2,449
         Prepaid expenses .............................           1,623                 2,005
         Deferred income taxes ........................           1,191                   947
                                                        ----------------     -----------------
                        TOTAL CURRENT ASSETS ..........          39,356                40,783
                                                        ----------------     -----------------

         Property and equipment .......................          62,627                62,480
                                                        ----------------     -----------------
         Intangible assets ............................         335,634               350,324
                                                        ----------------     -----------------
         Other assets
           Program broadcast rights, less current
             portion ..................................           1,198                 1,702
           Deferred loan costs ........................           8,475                 7,140
           Land held for sale .........................             109                   109
           Other ......................................              63                    63
                                                        ----------------     -----------------
                                                                  9,845                 9,014
                                                        ----------------     -----------------
                                                        $       447,462      $        462,601
                                                        ================     =================

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

       Current Liabilities
         Current maturities of notes payable .......... $        15,911      $          1,124
         Current program broadcast rights payable .....           6,994                 4,347
         Accounts payable and accrued expenses ........          11,977                 7,414
         Deferred revenue .............................             644                   556
                                                        ----------------     -----------------
                        TOTAL CURRENT LIABILITIES .....          35,526                13,441
                                                        ----------------     -----------------
         Long-Term Obligations
           Notes and leases payable ...................         358,905               415,538
           Program broadcast rights payable ...........             891                 1,500
           Deferred revenue ...........................           2,994                 2,688
           Deferred income taxes ......................          33,765                24,937
                                                        ----------------     -----------------
                                                                396,555               444,663
                                                        ----------------     -----------------
         Exchangeable redeemable senior preferred
           stock ......................................         107,596               114,760
                                                        ----------------     -----------------
         Seller junior discount preferred stock .......          55,048                57,250
                                                        ----------------     -----------------

         Stockholders' (Deficit)
           Common stock, Class A $0.01 par value, 10,000,000
             authorized none issued or outstanding .....             --                    --
           Common stock, Class B $0.01 par value, 10,000,000
             authorized 7,400,000 issued and outstanding             74                    74
           Additional paid-in capital ..................        (59,549)              (60,433)
           Accumulated deficit .........................        (87,200)             (106,550)
           Stockholder's note receivable ...............           (588)                 (604)
                                                        ----------------     -----------------
                                                               (147,263)             (167,513)
                                                        ----------------     -----------------
                                                        $       447,462      $        462,601
                                                        ================     =================


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED JUNE 30,
                                                         ---------------------------------------
                                                                 1998               1999
                                                           ------------------ ------------------
                                                                       (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE
                                                                   AND PER SHARE DATA)

         Net revenues ....................................   $        36,312       $     37,238
                                                             ----------------    ---------------

         Operating expenses:
           Selling, technical and  program expenses ......            15,992             15,908
           General and administrative ....................             5,069              5,451
           Depreciation and amortization .................             7,645              6,759
           Corporate .....................................             1,214              1,086
                                                             ----------------    ---------------
                                                                      29,920             29,204
                                                             ----------------    ---------------

             Operating income ............................             6,392              8,034
                                                             ----------------    ---------------

         Financial income (expense):
           Interest expense:
             Cash interest ...............................            (6,826)            (7,227)
             Other interest ..............................            (4,235)            (3,692)
                                                             ----------------    ---------------
                                                                     (11,061)           (10,919)
           Interest income ...............................               389                 35
                                                             ----------------    ---------------
                                                                     (10,672)           (10,884)
                                                             ----------------    ---------------

         Gain on sale of station .........................                --             13,523
                                                             ----------------    ---------------

           Income (loss) before income tax benefit and
             extraordinary item ..........................            (4,280)            10,673
         Income tax benefit (expense) ....................             1,281             (3,164)
                                                             ----------------    ---------------

           Income (loss) before extraordinary item .......            (2,999)             7,509
                                                             ----------------    ---------------
           Extraordinary item, loss on early
             extinguishment of debt less applicable
             income taxes of $8,120. .....................                --            (12,180)
                                                             ----------------    ---------------

           Net (loss) ....................................            (2,999)            (4,671)

         Preferred stock dividends and accretion .........           (16,668)            (4,808)
                                                             ----------------    ---------------

         Net (loss) applicable to common stock ...........   $       (19,667)        $   (9,479)
                                                             ================    ===============

         Basic earnings (loss) per common share:
           Income (loss) before extraordinary item .......   $         (2.66)        $     0.37
           Extraordinary item ............................                --              (1.65)
                                                             ----------------    ---------------
           (Loss) per common share .......................   $         (2.66)        $    (1.28)
                                                             ================    ===============

         Weighted-average common shares outstanding-basic          7,400,000          7,400,000
                                                             ================    ===============

         Diluted earnings (loss) per common share:

           Income (loss) before extraordinary item .......   $         (2.47)        $     0.74
           Extraordinary item ............................                --              (1.53)
                                                             ----------------    ---------------
           (Loss) per common share .......................   $         (2.47)        $    (0.79)
                                                             ================    ===============

         Weighted-average common shares - diluted ........         7,950,000          7,950,000
                                                             ================    ===============


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------------
                                                              1998              1999
                                                        ----------------- -----------------
                                                                   (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT SHARE
                                                               AND PER SHARE DATA)

           Net revenues ..................................$       67,007    $       69,519
                                                          ---------------   ---------------

           Operating expenses:
             Selling, technical and  program expenses ....        31,392            31,095
             General and administrative ..................        10,302            12,111
             Depreciation and amortization ...............        15,433            14,573
             Corporate ...................................         2,591             2,327
                                                          ---------------   ---------------
                                                                  59,718            60,106

               Operating income ..........................         7,289             9,413
                                                          ---------------   ---------------

           Financial income (expense):
             Interest expense:
               Cash interest .............................       (13,677)          (13,570)
               Other interest ............................        (8,256)           (8,232)
                                                          ---------------   ---------------
                                                                 (21,933)          (21,802)

             Interest income .............................           423                73
                                                          ---------------   ---------------
                                                                 (21,510)          (21,729)
                                                          ---------------   ---------------

           Gain on sale of station .......................            --            13,523
                                                          ---------------   ---------------

             Income before income tax benefit and
               extraordinary item ........................       (14,221)            1,207

           Income tax benefit ............................         5,091                90
                                                          ---------------   ---------------
             Income (loss) before extraordinary item .....        (9,130)            1,297
                                                          ---------------   ---------------

             Extraordinary item, loss on early
               extinguishment of debt less
               applicable income taxes of $8,120 .........            --           (12,180)
                                                          ---------------   ---------------

             Net (loss) ..................................        (9,130)          (10,883)

           Preferred stock dividends and accretion .......       (21,877)           (9,366)
                                                          ---------------   ---------------

           Net (loss) applicable to common stock .........$      (31,007)       $  (20,249)
                                                          ===============   ===============

           Basic and diluted (loss) per common share:
               (Loss) before extraordinary item ..........$        (4.19)       $    (1.09)
               Extraordinary item ........................            --             (1.65)
                                                          ---------------   ---------------
               (Loss) per common share ...................$        (4.19)       $    (2.74)
                                                          ===============   ===============

           Weighted-average common shares outstanding ....     7,400,000         7,400,000
                                                          ===============   ===============


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                         SIX MONTHS ENDED JUNE 30, 1999


                                                                           ADDITIONAL                     STOCKHOLDER'S
                                                             COMMON         PAID-IN       ACCUMULATED         NOTE
                                                              STOCK         CAPITAL         DEFICIT        RECEIVABLE         TOTAL
                                                          ------------    ----------    --------------   --------------   ---------
                                                                                          (UNAUDITED)
                                                                                        (IN THOUSANDS)

Balance at December 31, 1998 ........................      $      74      $ (59,549)      $ (87,200)      $    (588)      $(147,263)
  Accretion to exchangeable redeemable
    senior preferred stock ..........................           --             (899)           --              --              (899)
  Dividends on preferred stock ......................           --             --            (8,467)           --            (8,467)
  Financial costs related to the sale
    of preferred stock ..............................           --               (1)           --              --                (1)
  Accrued interest on note receivable ...............           --               16            --               (16)           --
  Net (loss) ........................................           --             --           (10,883)           --           (10,883)
                                                           ---------      ---------       ---------       ---------       ---------
Balance at June 30, 1999 ............................      $      74      $ (60,433)      $(106,550)      $    (604)      $(167,513)
                                                           =========      =========       =========       =========       =========


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                                   ---------------------------------
                                                                                                        1998               1999
                                                                                                   ---------              ---------
                                                                                                              (UNAUDITED)
                                                                                                            (IN THOUSANDS)


Cash flows from operating activities
  Net (loss) .........................................................................             $  (9,130)             $ (10,883)
    Adjustments to reconcile net (loss) to net cash provided by (used in)
      operating activities:
        Amortization of program broadcast rights .....................................                 3,320                  3,883
        Depreciation and amortization ................................................                10,622                  9,741
        Amortization and write-off of intangibles and deferred loan costs ............                 5,843                  5,839
        Loss on early extinguishment of debt .........................................                  --                   20,300
        Gain on sale of station ......................................................                  --                  (13,523)
        Amortization of note discount ................................................                 7,242                  8,232
        Deferred income taxes ........................................................                (5,044)                (8,584)
        Other ........................................................................                  (553)                  --
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Receivables ......................................................................                  (559)                (1,211)
    Prepaid expenses and other .......................................................                  (583)                  (383)
    Payments on program broadcast rights payable .....................................                (3,526)                (3,989)
    Accounts payable and accrued expenses ............................................                (1,004)                (4,607)
    Deferred revenue .................................................................                  (346)                  (400)
                                                                                                   ---------              ---------
        Net cash provided by operating activities ....................................                 6,282                  4,415
                                                                                                   ---------              ---------

Cash flows from investing activities
  Purchase of property and equipment .................................................                (3,609)                (3,493)
  Payment for acquisition of station .................................................                  --                   (9,498)
  Other ..............................................................................                    66                     19
                                                                                                   ---------              ---------
    Net cash (used in) investing activities ..........................................                (3,543)               (12,936)
                                                                                                   ---------              ---------

Cash flows from financing activities
  Principal payments on notes payable ................................................                  (648)                  (614)
  Net borrowings (payments) on long-term revolver ....................................                (3,000)                55,000
  Proceeds from senior preferred stock ...............................................               100,000                   --
  Payoff of senior preferred stock ...................................................               (92,769)                  --
  Issuance of term loan ..............................................................                  --                  220,000
  Redemption of Senior Secured Notes .................................................                  --                 (149,933)
  Payment of existing term loan ......................................................                  --                 (108,317)
  Payment of debt and preferred stock acquisition costs ..............................                (4,144)                (5,073)
                                                                                                   ---------              ---------
    Net cash provided by (used in) financing activities ..............................                  (561)                11,063
                                                                                                   ---------              ---------

    Increase in cash and cash equivalents ............................................                 2,178                  2,506

Cash and cash equivalents:
  Beginning ..........................................................................                 2,648                  4,291
                                                                                                   ---------              ---------
  Ending .............................................................................             $   4,826              $   6,797
                                                                                                   =========              =========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          -----------------------------
                                                                             1998               1999
                                                                           --------            --------
                                                                                 (UNAUDITED)
                                                                                (IN THOUSANDS)
           Supplemental Disclosure of Cash Flow Information:
             Cash payments for interest .......................            $ 13,667            $ 18,057
             Cash payments for income taxes ...................                 146                 408
                                                                           ========            ========

           Supplemental Schedule of Noncash Investing and
             Financing Activities:
             Acquisition of program broadcast rights ..........            $    176            $  1,591
             Notes payable incurred for purchase of equipment .               1,171               2,544
             Equipment acquired by barter transactions ........                 603                  90
             Dividends accrued on redeemable preferred stock ..               7,828               8,467
             Accrued interest on note receivable stockholder
               added to additional paid in capital ............                --                    16
             Accretion to exchangeable redeemable
               senior preferred stock .........................              14,049                 899
             Stock options exercised in exchange for
               note receivable ................................                 571                --
                                                                           ========            ========

           Total Purchase Price ...............................            $   --              $ 33,829
             Less:
               Amount paid in 1998 ............................                --                   (59)
               Fair market value of KCOY-TV ...................                --               (24,272)
                                                                           --------            --------
                 Payment for acquisition of station ...........            $   --              $  9,498
                                                                           ========            ========

           Property and equipment acquired at fair market value            $   --              $  6,255
           Intangible assets acquired .........................                --                27,574
                                                                           --------            --------
             Less: ............................................                --                33,829
               Amount paid in 1998 ............................                --                   (59)
               Fair market value of KCOY ......................                --               (24,272)
                                                                           --------            --------
                                                                           $   --              $  9,498
                                                                           ========            ========


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS
    Benedek Communications is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting. Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

BASIS OF PRESENTATION
    The consolidated financial statements of Benedek Communications include the accounts of Benedek Communications and its wholly-owned subsidiaries, Benedek Broadcasting, BLC, BCI and The WMTV Trust and its subsidiary. All significant intercompany items and transactions have been eliminated in the consolidated financial statements.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial positions as of June 30, 1999 and the results of operations for the three months and six months ended June 30, 1999 have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

(NOTE B) - STATION SWAP

    On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which the Company exchanged the television broadcast assets of KCOY-TV, in Santa Maria, California ("KCOY-TV") for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado ("KKTV"). Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999.

    The parties entered into a time brokerage agreement for each station, in effect from January 1, 1999 until April 30, 1999. During the time brokerage period, the revenue and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $508,000 for the six months ended June 30, 1999.

    The total purchase price for KKTV was $33,829,000 which consisted of the fair market value of KCOY-TV of $24,272,000, cash payment of $9,000,000 and fees of $557,000. The transaction was recorded as a purchase. The purchase price was allocated to fixed assets in the amount of $6,255,000 and intangibles in the amount of $27,574,000.

    A gain on sale of station in the amount of $13,523,000 was recorded to reflect the transfer of assets to Ackerley of KCOY-TV which consisted of the net of the fair market value of the KCOY-TV assets of $24,272,000 less their book value of $10,749,000.

(NOTE C) - LOSS ON EARLY EXTINGUISHMENT OF DEBT

    On April 16, 1999, the Company commenced a tender offer and consent solicitation (the "Offer") for any and all of the $135,000,000 in outstanding principal amount of its 11 7/8% Senior Secured Notes due 2005 ("the Notes"). The total consideration for each of $1,000 principal of Notes was $1,105.78 which consisted of the Offer price per $1,000 principal of Notes of $1,075.78 and a consent payment of $30 per $1,000 principal amount of Notes.

    On May 20, 1999, the Company redeemed all of the outstanding Notes. The offer was financed through a new senior credit facility. A total of $12,180,000 (net of $8,120,000 of applicable income taxes) was reflected as a loss on the early extinguishment of debt which was comprised of prepayment premiums, consent payments, expenses of the transaction and a write-off of unamortized fees associated with the Notes.

(NOTE D) - REFINANCING

    On May 20, 1999, the Company borrowed $275,000,000 against a new credit facility (the "Credit Facility") with an aggregate borrowing limit of $310,000,000. The proceeds were used by the Company to finance the tender Offer of the Notes and pay-off its existing credit facility.

    The Credit Facility includes a $220,000,000 term loan (the "Term Loan") and a $90,000,000 revolver (the "Revolver") of which $35,000,000 was unused at June 30, 1999. The Term Loan and the Revolver bear interest initially at the Company's option, at a base rate plus 2.25% and 1.75%, respectively or at a LIBOR rate plus 3.25% and 2.75%, respectively. The margins above the base rate and the LIBOR rate at which the Term Loans and the Revolver bear interest are subject to reductions based on certain leverage ratios. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

    The Company is required to make scheduled amortization payments on the Term Loan, as follows: 2002- $1,650,000; 2003-$2,200,000; 2004 - $2,200,000; 2005 -
$2,200,000; 2006 - $2,200,000 and 2007 - $209,550,000. In addition, the Company is required to make prepayments on the Term Loan and the Revolver under certain circumstances, including upon the sale of certain assets and the issuance of certain debt or equity securities. Beginning in 2002, the Company is required to make prepayments on the Term Loan and the Revolver in an amount equal to 50% of excess cash flow (as defined).

    The commitment under the Revolver will be permanently reduced over the period from June 2002 to maturity in 2007, as follows: 2002 - $10,125,000; 2003
- $13,500,000; 2004 - $16,875,000; 2005 - $21,375,000; 2006 - $22,500,000 and
2007 - $5,625,000. In addition, the commitment under the Revolver will be permanently reduced in certain circumstances including upon the sales of certain assets and the issuance of certain debt or equity securities and excess cash flow (as defined). The Company has the right to pay the Revolver without penalty in increments of $1,000,000, at which time the commitment will be permanently reduced.

    The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to Benedek Communications) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility contains customary events of default for highly-leveraged financings, including certain changes in ownership or control of the Company.

    The Credit Facility is secured by certain of the Company's present and future property and assets. The Credit Facility is also guaranteed by BLC, a wholly-owned subsidiary of Benedek Broadcasting that holds the FCC licenses and authorizations for the stations, and is secured by all of the common stock of BLC. The Credit Facility is also guaranteed by WMTV LLC, a wholly owned subsidiary of the WMTV Trust. WMTV LLC holds the FCC license for WMTV, Madison, Wisconsin.

(NOTE E) - STOCK OPTION PLAN

    In December 1998, the Company's Board of Directors (the "Board") adopted the 1999 Stock Option Plan (the "Plan") whereby from time to time on or before December 31, 2008, options to purchase shares of Class B Common Stock may be granted to employees, directors or consultants and advisors of the Company and its subsidiaries. The aggregate number of shares of common stock which may be purchased pursuant to options granted at any time under the Plan shall not exceed 240,000. The purchase price per share shall be the fair market value, as defined by the Plan, or an amount determined by the Board. If options are granted to an employee who, at the time of the grant, owns more that ten percent of the voting stock of the Company, the purchase price per share shall be at least one hundred and ten percent of the fair market value, as defined by the Plan.

    On January 1, 1999, the Board granted options to purchase a total of 165,000 shares of Class B Common Stock at a price of $15 per share to several key employees. The options vest over six years at 10% for the first three years, 20% in 2002 and 25% for each of 2003 and 2004.

(NOTE F) - EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share for the three months and six months ended June 30, 1998 and 1999 were computed by dividing income (loss) before extraordinary item, extraordinary item and net loss after the reduction for preferred stock dividends and accretion, by the weighted average number of common shares outstanding during the period.

    Diluted earnings (loss) per common share for the three months ended June 30, 1998 and 1999 were computed assuming the exercise of 550,000 warrants (the "Warrants"). The Warrants were issued by the Company during 1996 in conjunction with the issuance of the Company's 15.0% Exchangeable Senior Preferred Stock, all of which was redeemed in 1998. Diluted earnings for the six months ended June 30, 1998 and 1999 have not been presented because the effect of the Warrants was anti dilutive.

(NOTE G) - PENDING ADOPTION OF ACCOUNTING STANDARD

    The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its year ending December 31, 2001, as amended by FASB statement No. 137. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," " expects" and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

    Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of KKTV which was operated under a time brokerage agreement (a "TBA") with Ackerley from January 1, 1999 until closing, net of the fees associated with such TBA. The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV which was being operated by Ackerley under a TBA from January 1, 1999 until closing. KCOY-TV was exchanged for KKTV in a transaction which closed on May 1, 1999. As used herein, "Same Station" data refers to the historical results of operations of all 23 television stations currently operated by the Company if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for TBA fees and revenue. Same Station information excludes the results of BCI, a nonrecourse Subsidiary. Same Station information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project results of operations of the Company in any future period.

    Broadcast cash flow is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast rights. The Company has included broadcast cash flow data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing the Company's results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information.

    Adjusted EBITDA is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast rights. The Company has included Adjusted EBITDA data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a private market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Adjusted

EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's results of operations and cash flows. The term "Adjusted EBITDA" may not be the same terminology utilized by other companies in the presentation of similar information.

    The Company believes that Adjusted EBITDA and broadcast cash flow information discussed below provide meaningful information as to the performance of the television stations owned by the Company, particularly information that is presented on a Same Station basis. Changes from year to year indicate how the Company has performed in its efforts to increase net sales and manage expenses on an operating basis.

    The Company owns 23 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. The Company's broadcast signals reach approximately
2.9 million households, representing more than 20% of all television households in the markets above 100. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox. Additionally, the Company has entered into agreements with Warner Bros. Television Network to develop a local cable affiliate called the "WB 100+ Station Group" (the "WeB") in each of the Company's 20 markets which are outside of the 100 largest in the U.S., as measured by A.C. Nielsen Company.

    During September 1998, the Company began delivering The Warner Bros. Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by Nielsen surveys. These local affiliates are called the "WeB" and are operated by a newly-formed wholly-owned subsidiary of Benedek Broadcasting called BCI. The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB Kids children's programming and syndicated programming of Warner Bros. and others. The Company is continuing its negotiations with cable systems in its markets for the carriage of WeB programming to all households within its WeB markets. The WeB's impact on the Company's operations for the three months and the six months ended June 30, 1999 was insignificant and is expected to be insignificant for the balance of 1999. For purposes of the Company's Adjusted EBITDA, the results of operations of BCI are excluded due to its status as a nonrecourse subsidiary.

    On December 30, 1998, the Company entered into an Asset Exchange Agreement with Ackerley pursuant to which it agreed to exchange the television broadcast assets of KCOY-TV for the television broadcast assets of KKTV. Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. The parties also entered into a time brokerage agreement for each station, in effect from January 1, 1999 until the closing. During the time brokerage period, the revenues and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $0.5 million for the six months ended June 30, 1999. The total purchase price for KKTV was $33.8 million which consisted of the fair market value of KCOY-TV of $24.3 million, cash payment of $9.0 million, and fees of $0.5 million. The transaction was recorded as a purchase. The purchase price was allocated to fixed assets in the amount of $6.2 million and intangibles in the amount of $27.6 million. A gain in the amount of $13.5 million was recorded to reflect the transfer of assets to Ackerley of KCOY-TV which consisted of the fair market value of the KCOY-TV assets of $24.3 million less their book value of $10.8 million.

    During October 1998, the Company transferred WMTV-TV, the Company's station in Madison, Wisconsin to a trust (the "WMTV Trust") due to the Grade A broadcast signal overlap between WMTV-TV and WIFR-TV, the Company's station in Rockford, Illinois. Under the trust arrangement, the Company relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. On August 5, 1999, the FCC approved new duopoly rules which will enable the company to own both. WMTV-TV and WIFR-TV. As a result, the Company anticipates terminating the WMTV Trust during the third quarter 1999.

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

    The Company's primary operating expenses are employee compensation, programming, depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by its network for carrying such programming with the network's commercial content intact.

    For the three months ended June 30, 1999, the Company reported net revenues of $37.2 million compared to net revenues of $36.3 million for the three months ended June 30, 1998. The Company had a net loss of $4.7 million for the three months ended June 30, 1999, compared to a net loss of $3.0 million for the three months ended June 30, 1998. Adjusted EBITDA for the three months ended June 30, 1999 was $15.0 million as compared to $13.9 million for the three months ended June 30, 1998.

    For the six months ended June 30, 1999, the Company reported net revenues of $69.5 million compared to net revenues of $67.0 million for the six months ended June 30, 1998. The Company had a net loss of $10.9 million for the six months ended June 30, 1999, compared to a net loss of $9.1 million for the six months ended June 30, 1998. Adjusted EBITDA for the six months ended June 30, 1999 was $24.0 million as compared to $22.5 million for the six months ended June 30, 1998.

    The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table reflects the operating effects of the TBA's associated with the exchange of KCOY-TV for KKTV (the "Station Swap") only since January 1, 1999.



                                                           THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------             ------------------------------
                                                             1998                1999                 1998                   1999
                                                             ----                ----                 ----                   ----
                                                                                      (IN THOUSANDS)

Operating income ...................................      $  6,392             $  8,034             $  7,289             $  9,413
      Add:
      Amortization of program broadcast rights .....         1,622                1,944                3,320                3,883
      Depreciation and amortization ................         7,645                6,759               15,433               14,573
      Corporate expenses ...........................         1,214                1,086                2,591                2,327
      Operating loss of nonrecourse subsidiary                --                     33                 --                     93
    Less:
      Payment for program broadcast liabilities ....        (1,774)              (1,771)              (3,526)              (3,989)
                                                          --------             --------             --------             --------
Broadcast cash flow(1) .............................      $ 15,099             $ 16,085             $ 25,107             $ 26,300
                                                          ========             ========             ========             ========

     (1) Excludes BCI, a nonrecourse subsidiary

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    The following table provides both historical information and Same Station information for the three months ended June 30, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated on January 1, 1998.


                                                  HISTORICAL                         SAME STATION
                                          THREE MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                        --------------------------------   ----------------------------------
                                                                   %                                    %
                                         1998        1999       CHANGE       1998         1999       CHANGE
                                        --------     ----       ------       ----         ----       ------
                                                                  (IN THOUSANDS)

Local/regional ...............    $ 23,290     $ 24,383            4.7%    $ 24,056     $ 24,329       1.1%
National .....................      11,665       13,745            17.8      12,487       13,736       10.0
Political ....................       1,343          201           (85.0)      1,035          201      (80.6)
Other ........................       5,435        4,817           (11.4)      5,389        4,673      (13.3)
                                  --------     --------        --------    --------     --------    --------
                                    41,733       43,146             3.4      42,967       42,939       (0.1)
                                  --------     --------        --------    --------     --------    --------
Direct costs .................       5,421        5,908             9.0       5,631        5,887        4.5
                                  --------     --------        --------    --------     --------    --------
Net revenues .................      36,312       37,238             2.6      37,336       37,052       (0.8)
Operating expenses:
  Selling, technical and
    program expenses .........      15,992       15,908            (0.5)     16,636       15,815       (4.9)
  General and administrative .       5,069        5,451             7.5       5,170        5,162       (0.2)
  Depreciation and amortization      7,645        6,759           (11.6)      7,511        6,661      (11.3)
  Corporate ..................       1,214        1,086           (10.5)      1,220        1,087      (10.9)
                                  --------     --------        --------    --------     --------    --------
                                    29,920       29,204            (2.4)     30,537       28,725       (5.9)
                                  --------     --------        --------    --------     --------    --------
         Operating income ....    $  6,392      $ 8,034           25.7%    $  6,799     $  8,327      22.5%
                                  ========     ========        ========    ========     ========    ========

Broadcast cash flow(1) .......    $ 15,099     $ 16,085            6.5%    $ 15,371     $ 16,249       5.7%
Broadcast cash flow margin(1)        41.6%        43.3%                       41.2%        43.9%
Adjusted EBITDA(1) ...........    $ 13,885     $ 14,998            8.0%    $ 14,151     $ 15,162       7.1%
Adjusted EBITDA margin(1) ....       38.2%        40.4%                       37.9%        40.9%


     (1) Excludes BCI, a nonrecourse subsidiary

     Net revenues for the three months ended June 30, 1999 increased $0.9 million or 2.6% to $37.2 million from $36.3 million for the three months ended June 30, 1998. Net revenues excluding political advertising revenue increased $2.0 million or 5.9% to $37.0 million from $35.0 million for the three months ended June 30, 1999. The increase was primarily caused by the effect of the TBA's associated with the Station Swap. On a Same Station basis, net revenues for the three months ended June 30, 1999 were $37.0 million as compared to $37.3 million for the three months ended June 30, 1998.

     Operating expenses for the three months ended June 30, 1999 decreased $0.7 million or 2.4% to $29.2 million from $29.9 million for the three months ended June 30, 1998. The decrease in operating expenses was attributable primarily to reductions in depreciation and amortization and decreased payroll-related costs which were offset in part by the effect of the Station Swap. On a Same Station basis, operating expenses for the three months ended June 30, 1999 decreased $1.8 million or 5.9% to $28.7 million from $30.5 million for the three months ended June 30, 1998 resulting primarily from decreased payroll-related costs and depreciation and amortization.

     Operating income for the three months ended June 30, 1999 increased $1.6 million or 25.7% to $8.0 million from $6.4 million for the three months ended June 30, 1998. On a Same Station basis, operating income for the three months ended June 30, 1999 increased $1.5 million or 22.5% to $8.3 million from $6.8 million for the three months ended June 30, 1998.

     Financial (expenses), net for the three months ended June 30, 1999 increased $0.2 million or 2.0% to $10.9 million from $10.7 million for the three months ended June 30, 1998.

     Gain on station sale of $13.5 million was the result of the Station Swap where the fair market value of the assets of KCOY-TV in the amount of $24.3 million was exchanged for the assets of KKTV. The book value of the KCOY-TV assets were $10.8 million.

     Income tax expense for the Company for the three months ended June 30, 1999 was $3.2 million compared to a $1.3 million income tax benefit for the three months ended June 30, 1998. The expense for the three months ended June 10, 1999 is due to the $13.5 million gain on the sale of KCOY-TV.


     Extraordinary loss was $12.2 million for the three months ended June 30, 1999 net of applicable income taxes of $8.1 million. The loss was reflected as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of outstanding Notes. Total consideration of $149.9 million, fees of the transaction and a write-off of deferred loan costs caused the loss.

     Net loss for the Company for the three months ended June 30, 1999 was $4.7 million as compared to $3.0 million net loss for the three months ended June 30, 1998.

     Broadcast cash flow for the three months ended June 30, 1999 increased $1.0 million or 6.5% to $16.1 million from $15.1 million for the three months ended June 30, 1998. As a percentage of net revenues, broadcast cash flow margin increased to 43.3% for the three months ended June 30, 1999 from 41.6% for the three months ended June 30, 1998.

     On a Same Station basis, broadcast cash flow for the three months ended June 30, 1999 increased $0.8 million or 5.7% to $16.2 million from $15.4 million for the three months ended June 30, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 43.9% for the three months ended June 30, 1999 from 41.2% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     The following table provides both historical information and Same Station information for the three months ended June 30, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated on January 1, 1998.


                                                      HISTORICAL                         SAME STATION
                                              THREE MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                            --------------------------------   ----------------------------------
                                                                       %                                    %
                                             1998        1999       CHANGE       1998         1999        CHANGE
                                            --------     ----       ------       ----         ----        ------
                                                                      (IN THOUSANDS)
Local/regional ...................        $43,049    $45,110         4.8%       $44,478      $45,036        1.3%
National .........................         21,842     24,775         13.4        23,404       24,765         5.8
Political ........................          2,105        374        (82.2)        1,448          374       (74.2)
Other ............................         10,006      9,971          0.3         9,972        9,138        (8.4)
                                        ---------   --------    ---------     ---------    ---------    ---------
                                           77,002     80,230          4.2        79,302       79,313         0.0
Direct costs .....................          9,995     10,711          7.2        10,377       10,684         3.0
                                        ---------   --------    ---------     ---------    ---------    ---------
Net revenues .....................         67,007     69,519          3.7        68,925       68,629        (0.4)
Operating expenses:
  Selling, technical & program
    expenses .....................         31,392     31,095         (0.9)       32,629       31,187        (4.4)
  General and administrative......         10,302     12,111         17.6        10,483       10,447         0.3
  Depreciation and amortization...         15,433     14,573         (5.6)       15,152       14,245        (6.0)
  Corporate ......................          2,591      2,327        (10.2)        2,603        2,327       (10.6)
                                        ---------   --------    ---------     ---------    ---------    ---------
                                           59,718     60,106          0.6        60,867       58,206        (4.4)
                                        ---------   --------    ---------     ---------    ---------    ---------
        Operating income .........        $ 7,289    $ 9,413        29.1%       $ 8,058      $10,423       29.3%
                                        =========   ========    =========     =========    =========    =========

Broadcast cash flow(1) ...........        $25,107    $26,300         4.8%       $25,618      $26,939        5.2%
Broadcast cash flow margin(1) ....          37.5%      37.9%                      37.2%        39.3%
Adjusted EBITDA(1) ...............        $22,516    $23,972         6.5%       $23,015      $24,612        6.9%
Adjusted EBITDA margin(1) ........          33.6%      34.5%                      33.4%        35.9%


     (1) Excludes BCI, a nonrecourse subsidiary

     Net revenues for the six months ended June 30, 1999 increased $2.5 million or 3.7% to $69.5 million from $67.0 million for the six months ended June 30, 1998. Net revenues excluding political advertising revenue increased $4.2 million or 6.5% to $69.1 million from $64.9 million for the six months ended June 30, 1999. On a Same Station basis, net revenues for the six months ended June 30, 1999 were $68.6 million as compared to $68.9 million for the six months ended June 30, 1998. Net revenues for the six months ended June 30, 1999 reflected an increase in advertising demand which offset the absence of Winter Olympics on the Company's 12 CBS stations and a decline in political advertising both of which positively affected the six months ended June 30, 1998.

     Operating expenses for the six months ended June 30, 1999 increased $0.4 million or 0.6% to $60.1 million from $59.7 million for the six months ended June 30, 1998. The increase in operating expenses was attributable to the effect of the TBA's associated with the Station Swap which was offset in part by decreases in depreciation and amortization and payroll-related costs. On a Same Station basis, operating expenses for the six months ended June 30, 1999 decreased $2.7 million or 4.4% to $58.2 million from $60.9 million for the six months ended June 30, 1998 resulting primarily from decreased payroll-related costs and a reduction in depreciation and amortization.

     Operating income for the six months ended June 30, 1999 increased $2.1 million or 29.1% to $9.4 million from $7.3 million for the six months ended June 30, 1998. On a Same Station basis, operating income for the six months ended June 30, 1999 increased $2.3 million or 29.3% to $10.4 million from $8.1 million for the six months ended June 30, 1998.

     Financial (expenses), net for the six months ended June 30, 1999 increased $0.2 million or 1.0 % to $21.7 million from $21.5 million for the six months ended June 30, 1998.

     Gain on station sale of $13.5 million was the result of the Station Swap where the fair market value of the assets of KCOY-TV in the amount of $24.3 million was exchanged for the assets of KKTV. The book value of the KCOY-TV assets were $10.8 million.

     Income tax benefit for the Company for the six months ended June 30, 1999 was $0.1 million compared to $5.1 million for the six months ended June 30, 1998. The decrease in the income tax benefit is due to the $13.5 million gain on the sale of KCOY-TV.

     Extraordinary loss was $12.2 million for the six months ended June 30, 1999 net of applicable income taxes of $8.1 million. The loss was reflected as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of outstanding Notes. Total consideration of $149.9 million, fees of the transaction and a write-off of deferred loan costs caused the loss.

     Net loss for the Company for the six months ended June 30, 1999 was $10.9 million as compared to $9.1 million net loss for the six months ended June 30, 1998.

     Broadcast cash flow for the six months ended June 30, 1999 increased $1.2 million or 4.8% to $26.3 million from $25.1 million for the six months ended June 30, 1998. As a percentage of net revenues, broadcast cash flow margin increased to 37.9% for the six months ended June 30, 1999 from 37.5% for the six months ended June 30, 1998.

     On a Same Station basis, broadcast cash flow for the six months ended June 30, 1999 increased $1.3 million or 5.2% to $26.9 million from $25.6 million for the six months ended June 30, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 39.3% for the six months ended June 30, 1999 from 37.2% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $4.4 million for the six months ended June 30, 1999 compared to $6.3 million for the six months ended June 30, 1998. The change in cash flows from operating activities was the result primarily of increased operating income offset by cash payments for interest. Cash payments for interest totaled $18.1 million for the six months ended June 30, 1999 as compared to $13.7 million for the six months ended June 30, 1998, as a result of the interest payments associated with the completion of the Offer.

     Cash Flows from Investing Activities were $(13.0) million for the six months ended June 30, 1999, as compared to $(3.5) million for the six months ended June 30, 1998. The change in cash flows from investing activities for the six months ended June 30, 1999, was the result of a $9.5 million cash outlay for the purchase of KKTV.

     Cash Flows from Financing Activities were $11.1 million for the six months ended June 30, 1999 compared to $(0.6) million for the six months ended June 30, 1998. For the six months ended June 30, 1999, the Company issued the Term Loan in the amount of $220.0 million, drew on the Revolver in the amount of $55.0 million, paid off the existing term loans for $108.3 million and redeemed the Notes for $149.9 million. For the six months ended June 30, 1998, cash flows from financing activities included $100.0 million of proceeds from the Company's 111/2% Exchangeable Senior Preferred Stock issued during the quarter ended June 30, 1998. The proceeds were used to redeem the Company's 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 totaling $92.8 million and to pay fees and expenses totaling $4.1 million associated with the offering.

     At June 30, 1999, the Company had available to it a maximum of $90.0 million under the Revolver which is limited based on the Company's ability to meet certain leverage ratios. At June 30, 1999, the Company could have borrowed approximately an additional $20.0 million under the Revolver. During the six months ended June 30, 1999, the highest outstanding balance under the Revolver was $55.0 million.

     On April 16, 1999, the Company commenced the Offer for any and all of the $135.0 million in outstanding principal amount of its Notes. The total consideration for each of $1,000 principal of Notes was $1,105.78 which consisted of the offer price per $1,000 of principal of $1,075.78 and a consent payment of $30 per $1,000 amount of Notes. On May 20, 1999, the Company redeemed all of the outstanding Notes.

     On May 20, 1999, the Company borrowed $275.0 million against a new credit facility (the "Credit Facility") with an aggregate borrowing limit of $310.0 million. The proceeds were used to finance the Offer of the Notes and pay off its existing credit facility.

     The Credit Facility includes a $220.0 million Term Loan and a $90.0 million Revolver. The Term Loan and the Revolver bear interest initially at the Company's option, at a base rate plus 2.25% and 1.75%, respectively or at a LIBOR rate plus 3.25% and 2.75%, respectively. The margins above the base rate and the LIBOR rate at which the Term Loan and the Revolver bear interest are subject to reductions based on certain leverage ratios. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

     The Company is required to make scheduled amortization payments on the Term Loan, as follows: 2002 - $1.7 million; 2003-$2.2 million; 2004 - $2.2 million; 2005 - $2.2 million; 2006 - $2.2 million and 2007 - $209.6 million. In addition, the Company is required to make prepayments on the Term Loan and the Revolver under certain circumstances, including upon the sale of certain assets and the issuance of certain debt on equity securities. Beginning in 2002, the Company is required to make prepayments on the Term Loan and the Revolver in an amount equal to 50% of excess cash flow (as defined).

     The commitment under the Revolver will be permanently reduced over the period from June 2002 to maturity in 2007, as follows: 2002 - $10.1 million; 2003 - $13.5 million; 2004 - $16.9 million; 2005 - $21.4 million; 2006 - $22.5 million and 2007 - $5.6 million. In addition, the commitment under the Revolver will be permanently reduced in certain circumstances including upon the sales of certain assets and the issuance of certain debt or equity securities and excess cash flow (as defined). The Company has the right to pay the Revolver without penalty in increments of $1.0 million at which time the commitment will be permanently reduced.

     The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, Credit Facility contains other affirmative and negative covenants relating to (among other things) liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to Benedek Communications) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility contains customary events of default for highly-leveraged financings, including certain changes in ownership or control of Benedek Broadcasting or the Company.

YEAR 2000

     The Year 2000 ("Y2K") issue is a result of computer programs using a two digit format, as opposed to four digits, to indicate the year. These computer systems will then be unable to read dates beyond the year 1999, which could cause a system failure or other computer errors. The worst case scenario for the Company is that its Stations would be unable to broadcast their daily programming in which advertising revenue is generated.

     The Company is currently in the process of evaluating potential Y2K issues for its internal information technology ("IT") and non-IT ("non-IT") systems which include but are not limited to systems such as broadcast equipment, editing equipment, cameras, microphones, telephone/PBX systems, fax machines and certain other equipment. It is also in the process of evaluating potential Y2K issues that would involve third parties with which the Company has material relationships (suppliers and customers).

     All internal software and hardware is purchased or leased from third party vendors. The Company does not employ or contract for computer programmers to write Company-specific applications. The Company believes that the sales systems are Y2K compliant due to their recent implementation. The Company's core financial system is not Y2K compliant and is in the process of being upgraded to a Y2K compliant version to be completed during the third quarter of 1999. Non-IT systems that are not critical to operations are being replaced or upgraded in the normal course of business so that they will be Y2K compliant systems. At this time, the Company is not aware of any additional significant upgrades or changes that will need to be made to its internal software and hardware to become Y2K ready, but this is subject to change as the evaluation and compliance testing process continues. The Company expects to be able to successfully implement any software or hardware changes that may be necessary to address Y2K IT and non-IT readiness issues. Based upon preliminary estimates, the Company does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance however that there will not be increased costs associated with the implementation of any such changes.

     The Company has begun the process of polling key suppliers and customers to gain an understanding of their Y2K readiness. The Company cannot guarantee that Y2K compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet formulated a contingency plan to address difficulties that may arise from Y2K noncompliance of its IT and non-IT systems or those of key third parties, however, a contingency plan will be developed during third quarter 1999.

PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its year ending December 31, 2001, as amended by FASB statement No. 137. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company currently has no derivative instruments.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company (including in its capacity as successor of Brissette) is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)(3) Exhibits.

*10.1 -- Loan agreement dated as of May 20, 1999 by and among Benedek
         Communications Corporation, as parent; Benedek Broadcasting Corporation, as borrower; the financial institutions signatory thereto, as lenders; and Toronto Dominion (Texas), Inc. as administrative agent and collateral agent for the Lenders with TD Securities (USA) Inc., as lead arranger.

*10.2 -- First Amendment to loan agreement dated as of June 18, 1999 by and among Benedek Communications Corporation, as parent; Benedek Broadcasting Corporation, as borrower; the lender (as defined) and Toronto Dominion (Texas), Inc., as administrative agent and collateral agent.

*27 -- Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Communications Corporation.

*Filed herewith

  (b) Reports on Form 8-K

     The Company filed a report on Form 8-K on April 23, 1999, announcing the commencement of a tender offer and consent solicitation for all of its outstanding 11 7/8% Senior Secured Notes due 2005.

     The Company filed a report on Form 8-K on July 8, 1999, announcing the amendment of the terms of its tender offer and consent solicitation, the completion of the tender offer and consent solicitation and the completion of the swap transaction with respect to the assets of KCOY-TV for the assets of KKTV.

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

                                   BENEDEK COMMUNICATIONS CORPORATION
                                             (REGISTRANT)



                                      By: /s/ RONALD L. LINDWALL
                                              -------------------------
                                              RONALD L. LINDWALL
                                              SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                              (Authorized Officer and Principal
                                              Accounting Officer)

                                              DATE: August 6, 1999

                         STATEMENT OF DIFFERENCES


The section symbol shall be expressed as ..........................'SS'