Form 10-Q
period 1999-09-30
BENEDEK COMMUNICATIONS CORP
filed 1999-11-12
CIK 1017522

     ----------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                             COMMISSION FILE NUMBER:

                  BENEDEK COMMUNICATIONS CORPORATION 333-09529
                               ------------------
                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       BENEDEK COMMUNICATIONS CORPORATION

          DELAWARE                                     36-4076007
STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                               ------------------

            100 PARK AVENUE                                  61101
           ROCKFORD, ILLINOIS                              (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 815-987-5350

                               ------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                     ON WHICH REGISTERED:
      NONE                                                         NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

100% of the voting common stock of Benedek Communications Corporation is owned by affiliates.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At October 31, 1999, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

===============================================================================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


 ITEM
NUMBER                      PART I - FINANCIAL STATEMENTS                           PAGE
------                                                                              ----
Item 1.      Financial Statements
             Introductory Comments ...............................................    2
             Benedek Communications Corporation and Subsidiaries Consolidated
                  Balance Sheets as of December 31, 1998 and September 30, 1999 ..    3
             Consolidated Statements of Operations for the Three Months Ended
                  September 30, 1998 and 1999  ...................................    4
             Consolidated Statements of Operations for the Nine Months Ended
                  September 30, 1998 and 1999  ...................................    5
             Consolidated Statements of Stockholders' (Deficit) for the Nine
                  Months Ended September 30, 1999 ................................    6
             Consolidated Statements of Cash Flows for the Nine Months Ended
                  September 30, 1998 and 1999 ....................................    7
             Notes to Consolidated Financial Statements ..........................    9

Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..........................................   13

                           PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.....................................................   23
Item 6.     Exhibits and Reports on Form 8-K......................................   23
Signatures .......................................................................   24

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31, 1998     September 30, 1999
                                                                            -----------------     ------------------
                                                                                             (Unaudited)
                                                                                     (In thousands, except share
                                      ASSETS                                             and per share data)

Current Assets
      Cash and cash equivalents ......................................           $   4,291             $   4,052
      Receivables.....................................................
          Trade, net .................................................              25,984                24,921
          Other ......................................................               1,389                 1,789
      Current portion of program broadcast rights ....................               4,878                 7,738
      Prepaid expenses ...............................................               1,623                 2,094
      Deferred income taxes ..........................................               1,191                 1,001
                                                                                 ---------             ---------
                   Total current assets ..............................              39,356                41,595
                                                                                 ---------             ---------
Property and equipment ...............................................              62,627                62,917
                                                                                 ---------             ---------
Intangible assets ....................................................             335,634               347,741
                                                                                 ---------             ---------
Other assets
      Program broadcast rights, less current portion .................               1,198                 2,220
      Deferred loan costs ............................................               8,475                 6,849
      Land held for sale .............................................                 109                   109
      Other ..........................................................                  63                    63
                                                                                 ---------             ---------
                                                                                     9,845                 9,241
                                                                                 ---------             ---------
                                                                                 $ 447,462             $ 461,494
                                                                                 =========             =========
                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
      Current maturities of notes payable ............................           $  15,911             $   1,179
      Current program broadcast rights payable .......................               6,994                 9,792
      Accounts payable and accrued expenses ..........................              11,977                 7,162
      Deferred revenue ...............................................                 644                   555
                                                                                 ---------             ---------
                   Total current liabilities .........................              35,526                18,688
                                                                                 ---------             ---------

Long-Term Obligations
      Notes and leases payable .......................................             358,905               417,962
      Program broadcast rights payable ...............................                 891                 1,983
      Deferred revenue ...............................................               2,994                 2,550
      Deferred income taxes ..........................................              33,765                24,901
                                                                                 ---------             ---------
                                                                                   396,555               447,396
                                                                                 ---------             ---------
Exchangeable redeemable senior preferred stock .......................             107,596               118,323
                                                                                 ---------             ---------
Seller junior discount preferred stock ...............................              55,048                58,383
                                                                                 ---------             ---------
Stockholders' (Deficit)
      Common stock, Class A $0.01 par value, 10,000,000
          authorized, none issued or outstanding .....................                --                    --
      Common stock, Class B $0.01 par value, 10,000,000
          authorized, 7,400,000 issued and outstanding ...............                  74                    74
      Additional paid-in capital .....................................             (59,549)              (63,838)
      Accumulated deficit ............................................             (87,200)             (116,919)
      Stockholder's note receivable ..................................                (588)                 (613)
                                                                                 ---------             ---------
                                                                                  (147,263)             (181,296)
                                                                                 ---------             ---------
                                                                                 $ 447,462             $ 461,494
                                                                                 =========             ==========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Three Months Ended September 30,
                                                                             ---------------------------------------------------
                                                                                   1998                          1999
                                                                             --------------------             -----------------
                                                                                           (Unaudited)
                                                                                    (In thousands, except share
                                                                                        and per share data)

Net revenues .........................................................      $    31,889                       $    33,208
                                                                            -----------                       -----------
Operating expenses:
      Selling, technical and program expenses ........................
      General and administrative .....................................            5,013                             5,655
      Depreciation and amortization ..................................            7,642                             5,464
      Corporate ......................................................            1,080                             1,089
                                                                            -----------                       -----------
                                                                                 13,735                            12,208
                                                                            -----------                       -----------

                   Operating income ..................................            2,102                             5,318
                                                                            -----------                       -----------

Financial income (expense):
      Interest expense
          Cash interest ..............................................           (6,751)                           (5,730)
          Other interest .............................................           (4,306)                           (5,518)
                                                                            -----------                       -----------
                                                                                (11,057)                          (11,248)
      Interest income ................................................               34                                80
                                                                            -----------                       -----------
                                                                                (11,023)                          (11,168)

Loss on sale of satellite station ....................................             --                                (220)
                                                                            -----------                       -----------
      (Loss) before income tax benefit and extraordinary item ........           (8,921)                           (6,070)

Income tax benefit (expense) .........................................            2,799                               (60)
                                                                            -----------                       -----------
      (Loss) before extraordinary item ...............................           (6,122)                           (6,130)

      Extraordinary item, loss on early extinguishment of debt
          less applicable income taxes of $1 .........................             --                                  (2)
                                                                            -----------                       -----------
      Net (loss) .....................................................           (6,122)                           (6,132)

Preferred stock dividends and accretion ..............................           (3,936)                           (4,697)
                                                                            -----------                       -----------

Net (loss) applicable to common stock ................................      $   (10,058)                      $   (10,829)
                                                                            ===========                       ===========

Basic and diluted (loss) per common share:
      (Loss) before extraordinary item ...............................      $     (1.36)                      $     (1.46)
      Extraordinary item .............................................             --                                --
                                                                            -----------                       -----------
      (Loss) per common share ........................................      $     (1.36)                      $     (1.46)
                                                                            ===========                       ===========

Weighted-average common shares outstanding ...........................        7,400,000                         7,400,000
                                                                            ===========                       ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    Nine Months Ended September 30,
                                                                           --------------------------------------------------
                                                                                1998                            1999
                                                                           -------------------          -----------------
                                                                                             (Unaudited)
                                                                                      (In thousands, except share
                                                                                         and per share data)

Net revenues ............................................................  $    98,896                     $   102,727
                                                                           -----------                     -----------

Operating expenses:
      Selling, technical and program expenses ...........................       47,444                          46,777
      General and administrative ........................................       15,315                          17,766
      Depreciation and amortization .....................................       23,075                          20,037
      Corporate .........................................................        3,671                           3,416
                                                                           -----------                     -----------
                                                                                89,505                          87,996
                                                                           -----------                     -----------

                    Operating income ....................................        9,391                          14,731
                                                                           -----------                     -----------

Financial income (expense)
      Interest expense
           Cash interest ................................................      (20,428)                        (19,300)
           Other interest ...............................................      (12,562)                        (13,750)
                                                                           -----------                     -----------
                                                                               (32,990)                        (33,050)
      Interest income ...................................................          457                             153
                                                                           -----------                     -----------
                                                                               (32,533)                        (32,897)

Gain on sale of stations, net ...........................................         --                            13,303
                                                                           -----------                     -----------
      (Loss) before income tax benefit and extraordinary item ...........      (23,142)                         (4,863)

Income tax benefit ......................................................        7,890                              30
                                                                           -----------                     -----------
      (Loss) before extraordinary item ..................................      (15,252)                         (4,833)

      Extraordinary item, loss on early extinguishment of debt
           less applicable income taxes of $8,121 .......................         --                           (12,182)
                                                                           -----------                     -----------
      Net (loss) ........................................................      (15,252)                        (17,015)

Preferred stock dividends and accretion .................................      (25,813)                        (14,063)
                                                                           -----------                     -----------

Net (loss) applicable to common stock ...................................  $   (41,065)                    $   (31,078)
                                                                           ===========                     ===========

Basic and diluted (loss) per common share:
      (Loss) before extraordinary item ..................................  $     (5.55)                    $     (2.55)
      Extraordinary item ................................................         --                             (1.65)
                                                                           -----------                     -----------
      (Loss) per common share ...........................................  $     (5.55)                    $     (4.20)
                                                                           ===========                     ===========

Weighted-average common shares outstanding ..............................    7,400,000                       7,400,000
                                                                           ===========                     ===========

                            BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                                   Nine Months Ended September 30, 1999

                                                                  Additional                         Stockholder's
                                                    Common         Paid-In          Accumulated          Note
                                                    Stock          Capital            Deficit         Receivable           Total
                                                  ----------     -----------      -------------      --------------   -------------
                                                                                   (Unaudited)
                                                                                  (In thousands)
Balance at December 31, 1998 ................      $      74       $ (59,549)      $  (87,200)       $        (588)   $  (147,263)
      Accretion to exchangeable
           redeemable senior preferred
           stock ............................             --          (1,358)              --                   --         (1,358)
      Dividends on preferred stock ..........             --              --          (12,704)                  --        (12,704)
      Financial costs related to the sale
           of preferred stock ...............             --              (1)              --                   --             (1)
      Purchase and retirement of warrants ...             --          (2,955)              --                   --         (2,955)
      Accrued interest on note receivable ...             --              25               --                  (25)            --
      Net (loss) ............................             --              --          (17,015)                  --        (17,015)
                                                   ---------       ---------        -----------       -------------      ---------
Balance at September 30, 1999 ...............      $      74       $ (63,838)       $(116,919)       $        (613)   $  (181,296)
                                                   =========       =========        ===========       =============      =========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                             1998                1999
                                                                                          -------------     ------------
                                                                                                    (Unaudited)
                                                                                                  (In thousands)
Cash flows from operating activities
      Net (loss) ...................................................................      $    (15,252)      $  (17,015)
           Adjustments to reconcile net (loss) to net cash
               provided by (used in) operating activities:
                    Amortization of program broadcast rights .......................             4,992            5,858
                    Depreciation and amortization ..................................            15,815           12,669
                    Amortization and write-offs of intangibles and
                        deferred loan costs ........................................             8,758            8,802
                    Loss on early extinguishment of debt ...........................                --           20,302
                    Gain on sale of stations, net ..................................                --          (13,303)
                    Amortization of note discount ..................................            11,103           12,778
                    Deferred income taxes ..........................................            (7,994)          (8,671)
                    Other ..........................................................              (564)            (137)

Changes in operating assets liabilities, net of effects of acquisitions
      Receivables ..................................................................             4,245              662
      Prepaid expenses and other ...................................................              (156)            (471)
      Payments on program broadcast rights payable .................................            (4,888)          (5,841)
      Accounts payable and accrued expenses ........................................            (4,926)          (4,786)
      Deferred revenue .............................................................              (516)            (534)
                                                                                          -----------------    ---------
                    Net cash provided by operating activities ......................            10,617           10,313
                                                                                          -----------------    ---------

Cash flows from investing activities
      Purchase of property and equipment ...........................................            (5,094)          (6,376)
      Payment for acquisition of station ...........................................                --           (9,501)
      Proceeds from sale of station ................................................                --              215
      Other ........................................................................               117               46
                                                                                          -----------------    ---------
                    Net cash (used in) investing activities ........................            (4,977)         (15,616)
                                                                                          -----------------    ---------

Cash flows from financing activities
      Principal payments on notes payable ..........................................            (2,285)            (903)
      Net borrowings (payments) on long-term revolver ..............................            (6,000)          55,000
      Proceeds from senior preferred stock .........................................           100,000               --
      Payoff of senior preferred stock .............................................           (92,768)              --
      Issuance of term loan ........................................................                --          220,000
      Redemption of Senior Secured Notes ...........................................                --         (149,936)
      Payment of existing term loan ................................................                --         (108,317)
      Redemption of discount notes .................................................                --           (2,591)
      Redemption of warrants .......................................................                --           (2,955)
      Payment of debt and preferred stock acquisition costs ........................            (4,297)          (5,234)
                                                                                          -----------------    ---------
                    Net cash provided by (used in) financing activities ............            (5,350)           5,064
                                                                                          -----------------    ---------

                    Increase (decrease) in cash and cash equivalents ...............               290             (239)

Cash and cash equivalents:
      Beginning ....................................................................             2,648            4,291
                                                                                          -----------------    ---------
      Ending .......................................................................         $   2,938        $   4,052
                                                                                          -----------------    ---------

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                         1998                  1999
                                                                       --------             ----------
                                                                                (Unaudited)
                                                                               (In thousands)

Supplemental disclosure of cash flow information:
      Cash payments for interest ...................................   $ 24,489               $ 24,322
      Cash payments for income taxes ...............................        307                    588
                                                                       ========               ========

Supplemental schedule of noncash investing and financing activities:
      Acquisition of program broadcast rights ......................   $  6,050               $  9,371
      Notes payable incurred for purchase of equipment .............      2,667                  3,358
      Equipment acquired by barter transactions ....................        775                    156
      Dividends accrued on redeemable preferred stock ..............     11,764                 12,704
      Accrued interest on note receivable stockholder
          added to additional paid-in capital ......................       --                       25
      Accretion to exchangeable redeemable senior
          preferred stock ..........................................     14,019                  1,358
                                                                       --------               --------
      Stock options exercised in exchange for note receivable ......        571                   --
                                                                       ========               ========

Total purchase price ...............................................   $   --                 $ 33,832
      Less:
          Amount paid in 1998 ......................................       --                      (59)
          Fair market value of KCOY-TV .............................       --                  (24,272)
                                                                       --------               --------

               Payment for acquisition of station ..................   $   --                 $  9,501
                                                                       ========               ========

Property and equipment acquired at fair market value ...............   $   --                 $  6,255
Intangible assets acquired .........................................       --                   27,577
                                                                       --------               --------
      Less: ........................................................       --                   33,832
          Amount paid in 1998 ......................................       --                      (59)
          Fair market value of KCOY-TV .............................       --                  (24,272)
                                                                       --------               --------
                                                                       $   --                 $  9,501
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial positions as of September 30, 1999 and the results of operations for the three months and nine months ended September 30, 1999 have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of the Company for the year ended December 31, 1998.

(NOTE B) - STATION SWAP AND SALE OF SATELLITE STATION

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

     The parties entered into a time brokerage agreement for each station, in effect from January 1, 1999 until April 30, 1999. During the time brokerage period, the revenue and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $508,000 for the nine months ended September 30, 1999.

     The total purchase price for KKTV was $33,832,000 which consisted of the fair market value of KCOY-TV of $24,272,000, cash payment of $9,000,000 and fees of $560,000. The transaction was recorded as a purchase. The purchase price was allocated to fixed assets in the amount of $6,255,000 and intangibles in the amount of $27,577,000.

     A gain on sale of station in the amount of $13,511,000 was recorded to reflect the transfer of assets to Ackerley of KCOY-TV which consisted of the net of the fair market value of the KCOY-TV assets of $24,272,000 less their book value of $10,749,000 and fees associated with the transaction.

     During September 1999, a loss in the amount of $208,000 was recorded to reflect the sale of KTVS-TV, Sterling, Colorado ("KTVS-TV") which was a satellite operation of KGWN-TV Cheyenne, Wyoming ("KGWN-TV"). The Company sold KTVS-TV due to the fact that KTVS-TV is outside of the KGWN-TV designated market area and to reduce costs.

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

     On May 20, 1999, the Company redeemed all of the outstanding Notes. The offer was financed through a new senior credit facility. A total of $12,182,000 (net of $8,121,000 of applicable income taxes) was reflected as a loss on the early extinguishment of debt which was comprised of prepayment premiums, consent payments, expenses of the transaction and a write-off of unamortized fees associated with the Notes.

(NOTE D) - REFINANCING

     On May 20, 1999, the Company borrowed $275,000,000 against a new credit facility (the "Credit Facility") with an aggregate borrowing limit of $310,000,000. The proceeds were used by the Company to finance the tender Offer of the Notes and pay-off its existing credit facility.

     The Credit Facility includes a $220,000,000 term loan (the "Term Loan") and a $90,000,000 revolver (the "Revolver") of which $35,000,000 was unused at September 30, 1999. The Term Loan and the Revolver bear interest initially at the Company's option, at a base rate plus 2.25% and 1.75%, respectively or at a LIBOR rate plus 3.25% or 2.75%, respectively. The margins above the base rate and the LIBOR rate at which the Term Loans and the Revolver bear interest are subject to reductions based on certain leverage ratios. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

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

(NOTE E) - INTEREST RATE CAP

     During August 1999, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 8.0% on a notional amount totaling $70,000,000 subject to an amortization schedule. The $168,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 24-month term of the cap, and is reported as another asset in the accompanying consolidated balance sheets.

     Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

(NOTE F) - REPURCHASE OF DISCOUNT NOTES

     During July 1999, the Company acquired a portion of its 13 1/4% Senior Subordinated Discount Notes (the "Discount Notes") with a face amount of $3,000,000. The Discount Notes had an accreted value of $2,371,000 and were purchased for a total of $2,591,000.

(NOTE G) - REPURCHASE OF WARRANTS

     During September 1999, the Company acquired its warrants to purchase an aggregate of 185,000 shares of the Class A Common Stock (the "Warrants") for an aggregate amount of $2,955,000. At September 30, 1999 there remained 365,000 outstanding Warrants which expire July 1, 2007. Each Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $0.01 per share.

(NOTE H) - STOCK OPTION PLAN

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

(NOTE I) - PENDING ADOPTION OF ACCOUNTING STANDARD

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

     Except as otherwise provided, the financial data set forth below is derived from the historical financial statements of the Company prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of KKTV which was operated under a time brokerage agreement (a "TBA") with Ackerley from January 1, 1999 until closing, net of the fees associated with such TBA. The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV which was being operated by Ackerley under a TBA from January 1, 1999 until closing. KCOY-TV was exchanged for KKTV in a transaction which closed on May 1, 1999. As used herein, "Same Station" data refers to the historical results of operations of all 23 television stations currently operated by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for TBA fees and revenue. Same Station information excludes the results of BCI, a nonrecourse subsidiary. Same Station information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project results of operations of the Company in any future period.

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

     The Company owns 23 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. The Company's broadcast signals reach approximately
2.9 million households, representing more than 20% of all television households in the markets above 100. Twelve of the Stations are affiliated with CBS, nine are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox.

     During September 1998, the Company began delivering The Warner Bros. Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by Nielsen surveys. These local affiliates are called the "WeB" and are operated by a newly-formed wholly-owned subsidiary of Benedek Broadcasting called BCI. The WeB is a 24 hour, seven day a week television channel which broadcasts The Warner Bros. Television Network prime time programming, WB Kids children's programming and syndicated programming of Warner Bros. and others. The Company is continuing its negotiations with cable systems in its markets for the carriage of WeB programming to all households within its WeB markets. The WeB's impact on the Company's operations for the three months and the nine months ended September 30, 1999 was insignificant and is expected to be insignificant for the balance of 1999. For purposes of the Company's Adjusted EBITDA, the results of operations of BCI are excluded due to its status as a nonrecourse subsidiary.

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with Ackerley pursuant to which it agreed to exchange the television broadcast assets of KCOY-TV for the television broadcast assets of KKTV. Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. The parties also entered into a time brokerage agreement for each station, in effect from January 1, 1999 until the closing. During the time brokerage period, the revenues and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $0.5 million for the nine months ended

September 30, 1999. The total purchase price for KKTV was $33.8 million which consisted of the fair market value of KCOY-TV of $24.3 million, cash payment of $9.0 million, and fees of $0.5 million. The transaction was recorded as a purchase. The purchase price was allocated to fixed assets in the amount of $6.2 million and intangibles in the amount of $27.6 million. A gain in the amount of $13.5 million was recorded to reflect the transfer of assets to Ackerley of KCOY-TV which consisted of the fair market value of the KCOY-TV assets of $24.3 million less their book value of $10.8 million and fees associated with the transaction.

     During October 1998, the Company transferred WMTV-TV, the Company's station in Madison, Wisconsin to a trust (the "WMTV Trust") due to the Grade A broadcast signal overlap between WMTV-TV and WIFR-TV, the Company's station in Rockford, Illinois. Under the trust arrangement, the Company relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. On August 5, 1999, the FCC approved new duopoly rules which will enable the company to own both WMTV-TV and WIFR-TV. As a result, the Company anticipates terminating the WMTV Trust upon FCC approval of the Company's application which cannot be filed prior to November 1999 pursuant to an FCC administrative ruling.

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

     For the three months ended September 30, 1999, the Company reported net revenues of $33.2 million compared to net revenues of $31.9 million for the three months ended September 30, 1998. The Company had a net loss of $6.1 million for the three months ended September 30, 1999, compared to a net loss of $6.1 million for the three months ended September 30, 1998. Adjusted EBITDA for the three months ended September 30, 1999 was $10.9 million as compared to $10.0 million for the three months ended September 30, 1998.

     For the nine months ended September 30, 1999, the Company reported net revenues of $102.7 million compared to net revenues of $98.9 million for the nine months ended September 30, 1998. The Company had a net loss of $17.0 million for the nine months ended September 30, 1999, compared to a net loss of $15.3 million for the nine months ended September 30, 1998. Adjusted EBITDA for the nine months ended September 30, 1999 was $33.6 million as compared to $33.7 million for the nine months ended September 30, 1998.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table reflects the operating effects of the TBA's associated with the exchange of KCOY-TV for KKTV (the "Station Swap") only since January 1, 1999.

                                                         Three Months Ended September 30,           Nine Months Ended September 30,
                                                     -------------------------------------        ---------------------------------
                                                        1998                        1999               1998                  1999
                                                        ----                        ----               ----                  ----
                                                                                       (In thousands)

Operating income .................................   $  2,102                    $  5,318          $  9,391                $ 14,731
      Add:
          Amortization of program broadcast
              rights ............................       1,672                       1,975             4,993                   5,858
          Depreciation and amortization ..........      7,641                       5,465            23,074                  20,037
          Corporate expenses .....................      1,081                       1,089             3,671                   3,416
          Operating loss of nonrecourse subsidiary       --                            41              --                       135
      Less:
          Payment for program
               broadcast liabilities .............     (1,361)                     (1,851)           (4,887)                 (5,841)
                                                     --------                    --------          --------                --------
Broadcast cash flow(1)............................   $ 11,135                    $ 12,037          $ 36,242                $ 38,336
                                                     ========                    ========          ========                ========

      (1) Excludes BCI, a nonrecourse subsidiary

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     The following table provides both historical information and Same Station information for the three months ended September 30, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated on January 1, 1998.

                                                      Historical                                        Same Station
                                             Three Months Ended September 30,                Three Months Ended September 30,
                                        ----------------------------------------           --------------------------------------
                                                                             %                                                %
                                        1998              1999            Change           1998              1999          Change
                                        ----              ----            ------           ----              ----          ------
                                                                               (In thousands)

Local/regional ....................   $ 19,401         $ 22,121            14.0%         $ 20,198         $ 22,019           9.0%
National ..........................      9,627           11,614            20.6            10,542           11,587           9.9
Political .........................      2,626              347           (86.8)            2,584              347         (86.6)
Other .............................      5,005            4,336           (13.4)            4,997            4,323         (13.5)
                                      --------         --------           -----           -------         --------         -----
                                        36,659           38,418             4.8            38,321           38,276          (0.1)
Direct costs ......................      4,770            5,210             9.2             5,065            5,175           2.2
                                      --------         --------           -----           -------         --------         -----
Net revenues ......................     31,889           33,208             4.1            33,256           33,101          (0.5)

Operating expenses:
      Selling, technical and
           program expenses .......     16,052           15,682            (2.3)           16,578           15,564          (6.1)
      General and administrative ..      5,013            5,655            12.8             5,215            5,624           7.8
      Depreciation and amortization      7,642            5,464            28.5             7,512            5,465         (27.2)
      Corporate ...................      1,080            1,089             0.8             1,087            1,089           0.2
                                      --------         --------           -----           -------         --------         -----
                                        29,787           27,890            (6.4)           30,392           27,742          (8.7)
                                      --------         --------           -----           -------         --------         -----
      Operating income ............   $  2,102         $  5,318           153.0%         $  2,864         $  5,359          87.2%
                                      ========         ========           =====          ========         ========         =====
Broadcast cash flow(1).............   $ 11,135         $ 12,037             8.1%         $ 11,754         $ 12,037           2.4%
Broadcast cash flow margin ........       34.9%            36.2%                             35.3%            36.2%
Adjusted EBITDA(1).................   $ 10,055         $ 10,948             8.9%         $ 10,667         $ 10,948           2.6%
Adjusted EBITDA margin(1)..........       31.5%            33.0%                             32.1%            33.0%

      (1) Excludes BCI, a nonrecourse subsidiary

     Net revenues for the three months ended September 30, 1999 increased $1.3 million or 4.1% to $33.2 million from $31.9 million for the three months ended September 30, 1998. Net revenues excluding political advertising revenue increased $3.6 million or 12.3% to $32.9 million from $29.3 million for the three months ended September 30, 1999. The increase was primarily caused by the effect of the Station Swap and an increase in advertising demand which offset the decline in political advertising. On a Same Station basis, net revenues for the three months ended September, 1999 were $33.1 million as compared to $33.3 million for the three months ended September 30, 1998 despite a decline of $2.2 million in political advertising revenue.

     Operating expenses for the three months ended September 30, 1999 decreased $1.9 million or 6.4% to $27.9 million from $29.8 million for the three months ended September 30, 1998. The decrease in operating expenses was attributable primarily to reductions in depreciation and amortization and decreased payroll-related costs which were offset in part by the effect of the Station Swap. On a Same Station basis, operating expenses for the three months ended September 30, 1999 decreased $2.7 million or 8.9% to $27.7 million from $30.4 million for the three months ended September 30, 1998 resulting primarily from decreased payroll-related costs and depreciation and amortization.

     Operating income for the three months ended September 30, 1999 increased $3.2 million or 153.0% to $5.3 million from $2.1 million for the three months ended September 30, 1998. On a Same Station basis, operating income for the three months ended September 30, 1999 increased $2.5 million or 87.2% to $5.4 million from $2.9 million for the three months ended September 30, 1998.

     Financial (expenses), net for the three months ended September 30, 1999 increased $0.2 million or 1.8% to $11.2 million from $11.0 million for the three months ended September 30, 1998.

     Loss on satellite station sale of $0.2 million was primarily the result of the sale of KTVS-TV which was sold during September 1999. KTVS-TV was a satellite operation of KGWN-TV. The Company sold KTVS-TV due to the fact that KTVS-TV is outside of the designated market area (as defined by A. C. Nielsen Company) and to reduce costs.

     Income tax expense for the Company for the three months ended September 30, 1999 was $0.1 million compared to a $2.8 million income tax benefit for the three months ended September 30, 1998.

     Net loss for the Company for the three months ended September 30, 1999 was $6.1 million as compared to $6.1 million net loss for the three months ended September 30, 1998.

     Broadcast cash flow for the three months ended September 30, 1999 increased $0.9 million or 8.1% to $12.0 million from $11.1 million for the three months ended September 30, 1998. As a percentage of net revenues, broadcast cash flow margin increased to 36.2% for the three months ended September 30, 1999 from 34.9% for the three months ended September 30, 1998.

     On a Same Station basis, broadcast cash flow for the three months ended September 30, 1999 increased $0.4 million or 2.4% to $12.0 million from $11.8 million for the three months ended September 30, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 36.2% for the three months ended September 30, 1999 from 35.3% for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following table provides both historical information and Same Station information for the nine months ended September 30, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated on January 1, 1998.

                                                              Historical                          Same Station
                                                   Nine Months Ended September 30,     Nine Months Ended September 30,
                                                   -------------------------------     --------------------------------
                                                                               %                                   %
                                                    1998         1999       Change     1998         1999         Change
                                                    ----         ----       ------     ----         ----         ------
                                                                               (In thousands)
Local/regional ..............................   $  62,450     $  67,231       7.7%   $ 64,676      $ 67,055        3.7%
National ....................................      31,470        36,390      15.6      33,946        36,352        7.1
Political ...................................       4,731           721     (84.8)      4,032           721      (82.1)
Other .......................................      15,010        14,306      (4.7)     14,969        13,461      (10.1)
                                                ---------     ---------     -----    --------      --------      -----
                                                  113,661       118,648       4.4     117,623       117,589        0.0
Direct costs ................................      14,765        15,921       7.8      15,442        15,860        2.7
                                                ---------     ---------     -----    --------      --------      -----
Net revenues ................................      98,896       102,727       3.9     102,181       101,729       (0.4)

Operating expenses:
      Selling, technical & program
          expenses ..........................      47,444        46,777      (1.4)     49,181        46,755       (4.9)
      General and administrative ............      15,315        17,766      16.0      15,724        16,067        2.2
      Depreciation and amortization .........      23,075        20,037     (13.2)     22,664        19,709      (13.0)
      Corporate .............................       3,671         3,416      (6.9)      3,690         3,416       (7.4)
                                                ---------     ---------     -----    --------      --------      -----
                                                   89,505        87,996      (1.7)     91,259        85,947       (5.8)
                                                ---------     ---------     -----    --------      --------      -----
                   Operating income .........   $   9,391     $  14,731      56.9%    $10,922      $ 15,782       44.5%
                                                =========     =========     =====    ========      ========      =====
Broadcast cash flow(1) ......................   $  36,242     $  38,336       5.8%    $37,372      $ 38,976        4.3%
Broadcast cash flow margin(1) ...............        36.6%         37.3%                 36.6%         38.3%
Adjusted EBITDA(1) ..........................   $  32,570     $  34,920       7.2%    $33,681      $ 35,560        5.6%
Adjusted EBITDA margin(1) ...................        32.9%         34.0%                 33.0%         35.0%
   (1) Excludes BCI, a nonrecourse subsidiary

     Net revenues for the nine months ended September 30, 1999 increased $3.7 million or 3.9% to $102.7 million from $99.0 million for the nine months ended September 30, 1998. Net revenues excluding political advertising revenue increased $7.8 million or 8.3% to $102.0 million from $94.2 million for the nine months ended September 30, 1999. On a Same Station basis, net revenues for the nine months ended September 30, 1999 were $101.7 million as compared to $102.2 million for the nine months ended September 30, 1998. Net revenues for the nine months ended September 30, 1999 reflected an increase in advertising demand which offset the absence of Winter Olympics on the Company's 12 CBS stations and a decline in political advertising both of which positively affected the nine months ended September 30, 1998.

     Operating expenses for the nine months ended September 30, 1999 decreased $1.5 million or 1.7% to $88.0 million from $89.5 million for the nine months ended September 30, 1998. The decrease in operating expenses was attributable to a decrease in depreciation and amortization and payroll-related costs which were offset in part by increased costs due to the effect of the Station Swap. On a Same Station basis, operating expenses for the nine months ended September 30, 1999 decreased $5.4 million or 5.8% to $85.9 million from $91.3 million for the nine months ended September 30, 1998 resulting primarily from decreased payroll-related costs and a reduction in depreciation and amortization.

     Operating income for the nine months ended September 30, 1999 increased $5.3 million or 56.9% to $14.7 million from $9.4 million for the nine months ended September 30, 1998. On a Same Station basis, operating income for the nine months ended September 30, 1999 increased $4.9 million or 44.5% to $15.8 million from $10.9 million for the nine months ended September 30, 1998.

     Financial (expenses), net for the nine months ended September 30, 1999 increased $0.4 million or 1.2% to $32.9 million from $32.5 million for the nine months ended September 30, 1998.

     Gain on sale of stations, net of $13.5 million was primarily the result of the Station Swap where the fair market value of the assets of KCOY-TV in the amount of $24.3 million was exchanged for the assets of KKTV. The book value of the KCOY-TV assets were $10.8 million.

     Income tax benefit for the Company for the nine months ended September 30, 1999 was none compared to $7.9 million for the nine months ended September 30, 1998. The decrease in the income tax benefit is due to the $13.5 million gain on the sale of KCOY-TV.

     Extraordinary loss was $12.2 million for the nine months ended September 30, 1999 net of applicable income taxes of $8.1 million. The loss was reflected as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of outstanding Notes. Total consideration of $149.9 million, fees of the transaction and a write-off of deferred loan costs caused the loss.

     Net loss for the Company for the nine months ended September 30, 1999 was $17.0 million as compared to $15.2 million net loss for the nine months ended September 30, 1998.

     Broadcast cash flow for the nine months ended September 30, 1999 increased $2.1 million or 5.8% to $38.3 million from $36.2 million for the nine months ended September 30, 1998. As a percentage of net revenues, broadcast cash flow margin increased to 37.3% for the nine months ended September 30, 1999 from 36.6% for the nine months ended September 30, 1998.

     On a Same Station basis, broadcast cash flow for the nine months ended September 30, 1999 increased $2.4 million or 4.3% to $39.0 million from $37.4 million for the nine months ended September 30, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 38.3% for the nine months ended September 30, 1999 from 36.6% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $10.3 million for the nine months ended September 30, 1999 compared to $10.5 million for the nine months ended September 30, 1998. The change in cash flows from operating activities was the result primarily of increased operating income.

     Cash Flows from Investing Activities were $(15.6) million for the nine months ended September 30, 1999, as compared to $(4.9) million for the nine months ended September 30, 1998. The change in cash flows from investing activities for the nine months ended September 30, 1999, was primarily the result of a $9.5 million cash outlay for the purchase of KKTV.

     Cash Flows from Financing Activities were $5.1 million for the nine months ended September 30, 1999 compared to $(5.4) million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, the Company issued the Term Loan in the amount of $220.0 million, drew on the Revolver in the amount of $55.0 million, paid off the existing term loans for $108.3 million and redeemed the Notes for $149.9 million. The Company also repurchased a portion of its Discount Notes with a face amount of $3.0 million for $2.6 million. In addition, the Company acquired its warrants to purchase an aggregate of 185,000 shares of Class A Common Stock for $3.0 million.

     For the nine months ended September 30, 1998, cash flows from financing activities included $100.0 million of proceeds from the Company's 11 1/2% Exchangeable Senior Preferred Stock issued during the quarter ended June 30, 1998. The proceeds were used to redeem the Company's 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 totaling $92.8 million and to pay fees and expenses totaling $4.1 million associated with the offering.

     At September 30, 1999, the Company could have borrowed approximately an additional $18.5 million under its $90.0 million Revolver. During the nine months ended September 30, 1999, the highest outstanding balance under the Revolver was $55.0 million.

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

     The Company entered into an interest rate cap agreement which matures in September 2001 to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 8.0% on a notional amount totaling $70.0 million subject to an amortization schedule. Although Benedek Broadcasting is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

YEAR 2000

     The Year 2000 ("Y2K") issue is a result of computer programs using a two digit format, as opposed to four digits, to indicate the year. These computer systems will then be unable to read dates beyond the year 1999, which could cause a system failure or other computer errors. The worst possible outcome for the Company is that its television stations would be unable to broadcast their daily programming in which advertising revenue is generated.

     The Company is actively managing projects in the remediation, testing and contingency planning phases of its Y2K initiative. Such projects are focused on its mission-critical internal information technology ("IT") and non-IT ("non-IT") systems. Non-IT systems include but are not limited to systems such as broadcast equipment, editing equipment, cameras, microphones, telephone/PBX systems, fax machines and certain other equipment.

     The Company receives network and first-run syndicated programming via satellite. The Company's receipt of that programming is dependent upon the ABC, NBC, CBS and Fox television networks and program syndicators resolving their Y2K issues. Based upon communications from the television networks the Company does not currently anticipate any disruptions in receiving programming from the networks. The Company has made inquiries of program syndicators as to their Y2K status. In the event of any programming disruptions, the Company has certain alternative programming options that it can consider.

     The Company uses advertising inventory management software to manage, schedule and bill advertising at each of the Company's television stations. This software is licensed from two vendors who have warranted the system for Y2K compliance and advised the Company of the satisfactory completion of a Y2K test of the software by other users.

     The Company utilizes equipment and software to automate the insertion of advertising into program breaks. This equipment and software at certain of the Company's television stations is in the process of being upgraded in order to be Y2K compliant. The Company expects to complete installation of the upgrades by the end of Fiscal 1999. Failure of this software or equipment would not materially disrupt the Company's business operations as this process can be performed manually.

     The Company uses various broadcast and studio equipment to produce and transmit its broadcast signals. The Company is currently communicating with third party vendors and testing the equipment with respect to embedded technology. The results of the procedures thus far have given the Company no reason to believe that the equipment will not continue to function after 1999. If such procedures indicate that any of the equipment will be impacted by the Y2K issue, upgrades or replacements could be necessary.

     The Company uses financial software that is licensed from a single vendor. This software was upgraded in October 1999 to a version which has been warranted for Y2K compliance.

     To date, costs toward achieving Y2K compliance, including capital expenditures, have not been material to the Company's results of operations, its cash flow or its financial position, and such costs are not expected to be material during 1999 or 2000. Such costs have been, and are expected to be, principally for upgrades to current systems.

     The Company is in the process of polling key suppliers and customers to gain an understanding of their Y2K readiness. The Company cannot guarantee that Y2K compliance problems of third parties with which it has a material relationship will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company will continue to evaluate the nature of these risks, but at this time management is unable to determine the probability that any such risk will occur, or if it does occur, what the nature length or other effects it may have on the Company, if any. Although the Company has not yet formulated a formal overall contingency plan to address difficulties that may arise from Y2K noncompliance of its IT and non-IT systems or those of key third parties, it has assessed and will continue to consider its alternatives as the process continues.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)(3)  Exhibits.

   10.1 - Loan agreement dated as of May 20, 1999 by and among Benedek Communications Corporation, as parent; Benedek Broadcasting Corporation, as borrower; the financial institutions signatory thereto, as lenders; and Toronto Dominion (Texas), Inc. as administrative agent and collateral agent for the Lenders with TD Securities (USA) Inc., as lead arranger, incorporated by reference to
           Exhibit 10.1 to Benedek Communications Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "Second Quarter 1999 10-Q").
   10.2 - First Amendment to loan agreement dated as of September 18, 1999 by and among Benedek Communications Corporation, as parent; Benedek Broadcasting Corporation, as borrower; the lender (as defined) and Toronto Dominion (Texas), Inc., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to the Second Quarter 1999 10-Q.
   *27   - Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek Communications Corporation.

*Filed herewith

   (b)  Reports on Form 8-K

        None

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


                                      BENEDEK COMMUNICATIONS CORPORATION
                                               (REGISTRANT)


                                      By:  /s/ RONALD L. LINDWALL
                                           ----------------------------
                                           RONALD L. LINDWALL
                                           SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER

                                           (Authorized Officer and Principal
                                            Accounting Officer)

                                           DATE:  November 11, 1999