Form 10-K405
period 1999-12-31
BENEDEK COMMUNICATIONS CORP
filed 2000-03-30
CIK 1017522

-------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   --------------
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER: 333-09529
                                   --------------
                         BENEDEK COMMUNICATIONS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   --------------
                  DELAWARE                                  36-4076007
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)
                                   --------------
              100 PARK AVENUE
             ROCKFORD, ILLINOIS                               61101
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (815) 987-5350
                                   --------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME  OF EACH EXCHANGE
            TITLE OF EACH CLASS                        ON WHICH REGISTERED:
                   NONE                                        NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No _____

     100% of the voting common stock of Benedek Communications Corporation is owned by affiliates.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At March 29, 2000, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

-------------------------------------------------------------------------------

                           BENEDEK COMMUNICATIONS CORPORATION

                                 INDEX TO FORM 10-K

     ITEM
    NUMBER                                                                                                  PAGE
    ------                                                                                                  ----
                                                            PART I

     Item          1.  Business........................................................................       1
     Item          2.  Properties......................................................................      17
     Item          3.  Legal Proceedings...............................................................      19
     Item          4.  Submission of Matters to a Vote of Security Holders.............................      19

                                                           PART II

     Item          5.  Market for Registrant's Common Equity and Related Stockholder Matters...........      20
     Item          6.  Selected Consolidated Financial Data............................................      20
     Item          7.  Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
                       Operations......................................................................      22
     Item         7A.  Quantitative and Qualitative Disclosures About Market Risk......................      31
     Item          8.  Financial Statements and Supplementary Data.....................................      31
     Item          9.  Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure........................................................      31

                                                           PART III

     Item         10.  Directors and Executive Officers of the Company.................................      32
     Item         11.  Executive Compensation..........................................................      34
     Item         12.  Security Ownership of Certain Beneficial Owners and Management..................      37
     Item         13.  Certain Relationships and Related Transactions..................................      37

                                                           PART IV

     Item         14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................      39
Signatures............................................................................................       43

                                       PART I

ITEM 1.  BUSINESS.

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Wherever possible, Benedek Communications Corporation (the "Company") has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

     Except as otherwise provided, the financial data set forth below is derived from the historical consolidated financial statements of the Company, prepared in accordance with generally accepted accounting principles. The Company is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Such historical financial data includes the results of operations of KKTV which was operated under a time brokerage agreement (a "TBA") with the Ackerley Group, Inc. from January 1, 1999 until the Company's acquisition of KKTV on May 1, 1999, net of the fees associated with such TBA. The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV which was being operated by the Ackerley Group, Inc. under a TBA from January 1, 1999 until the Ackerley Group, Inc's acquisition of KCOY-TV on May 1, 1999. KCOY-TV was exchanged for KKTV in a transaction which closed on May 1, 1999.

     As used herein, "Same Station" data refers to the historical results of operations of all 23 television stations currently operated by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for depreciation and amortization and TBA fees and revenue. Same Station information excludes the results of Benedek Cable, Inc., a nonrecourse subsidiary. Same Station information does not purport to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project results of operations of the Company in any future period.

     Broadcast cash flow is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. The Company has included broadcast cash flow data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing the Company's results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information.

     Adjusted EBITDA is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. The Company has included Adjusted EBITDA data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a private market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's results of operations and cash flows. The term "Adjusted EBITDA" may not be the same terminology utilized by other companies in the presentation of similar information.

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

GENERAL

     The Company owns 23 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Twelve of the Stations are affiliated with CBS, six are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox.

     The Stations are located in markets ranked in size from 85 to 199 out of the 210 markets surveyed by A. C. Nielsen Company ("Nielsen"). The Company's broadcast signals reach approximately 3.4 million households, representing more than 3.4% of all television households in the United States and more than 20.0% of all television households in the markets above 100. The Company believes that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition for viewers from other over-the-air broadcasters, from other media soliciting advertising expenditures and from other broadcasters purchasing syndicated programming. The Company targets small and medium-sized markets that have stable employment and population and a diverse base of employers. The markets targeted by the Company generally have population centers that share common community interests and are receptive to local programming. The Company believes that network affiliations with one of the four established networks provide each of its Stations an established audience and reputation for national news, sports and entertainment programming. With the established audiences provided by network affiliations, management seeks to enhance the ratings of its local news and non-network programming and increase revenues while maintaining strict cost control.

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with the Ackerley Group, Inc. ("Ackerley") pursuant to which it agreed to exchange the television broadcast assets of KCOY-TV, Santa Maria, California owned by the Company for the television broadcast assets of KKTV, Colorado Springs-Pueblo, Colorado owned by Ackerley. Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999 at which time the Company paid $9.0 million to Ackerley as further consideration in accordance with the agreement. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code. The exchange was recorded as a separate sale and acquisition, with the acquisition of KKTV recorded under the purchase method of accounting. The total purchase price for KKTV was $33.6 million which consisted of the fair market value of KCOY-TV of $24.3 million, cash payment of $9.0 million, and fees of $0.3 million. The purchase price was allocated to fixed assets in the amount of $6.2 million and intangibles in the amount of $27.4 million. A gain in the amount of $13.3 million was recorded to reflect the sale of KCOY-TV which consisted of the fair market value of the KCOY-TV assets of $24.3 million less their book value of $10.8 million and fees associated with the transaction. In addition, the parties entered into a time brokerage agreement for each station, in effect from January 1, 1999 through April 30, 1999. During the time brokerage period, the revenues and expenses of each station went to the account of the acquirer of such station, net of applicable time brokerage fees. The net time brokerage fee expense was $0.5 million for the year ended 1999.

     During September 1999, a loss in the amount of approximately $0.2 million was recorded to reflect the sale of KTVS-TV, Sterling, Colorado which was a satellite operation of KGWN-TV, the Company's station in Cheyenne, Wyoming. The Company sold KTVS-TV to UPN. KTVS-TV is part of the Denver market.

     During October 1998, the Company transferred WMTV-TV, the Company's station in Madison, Wisconsin to a trust (the "WMTV Trust") due to the Grade A broadcast signal overlap between WMTV-TV and WIFR-TV, the Company's station in Rockford, Illinois. Under the trust arrangement, the Company relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. On August 5, 1999, the Federal Communications Commission (the "FCC") approved new duopoly rules which enabled the Company to own both WMTV-TV and WIFR-TV, and as a result the WMTV Trust was dissolved on February 29, 2000 and all assets and liabilities were transferred to Benedek Broadcasting.

STRATEGY

     The Company's senior management team, led by A. Richard Benedek, Chairman and Chief Executive Officer, and K. James Yager, President and Chief Operating Officer, has extensive experience in acquiring and improving the operations of television stations. Management's primary operating strategy is to maximize each Station's advertising revenue through the production of local news, information and community-oriented programming that has broad audience appeal and value-added sales potential, while maintaining strict cost controls. Key elements of management's strategy include:

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

     Management of the Company believes that television stations with a prominent local identity and active community involvement can realize additional revenues from local advertisers through the development and sale of special promotional programming. The Stations have developed high-quality programming which highlights community events and topics of local interest. The Stations also sell promotional advertising packages tied to various local events such as youth expos, county fairs, parades, athletic events and other local activities. These local programs have proven successful in attracting incremental advertising revenues and are a core element of each Station's local identity.

     SYNDICATED PROGRAMMING. The Company selectively purchases first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, the four most highly-rated syndicated programs are "Wheel of Fortune," "Jeopardy," "Judge Judy" and "The Oprah Winfrey Show." The Company broadcasts "Wheel of Fortune" on 15 of the Stations, "Jeopardy" on 11 of the Stations, "Judge Judy" on six of the stations, and "The Oprah Winfrey Show" on nine of the Stations. Additionally, the Company broadcasts other highly-rated first run syndicated programs on several of the Stations including "Live with Regis & Kathie Lee," "The Rosie O'Donnell Show" and "Hollywood Squares." A number of the Stations also broadcast other highly-rated off-network syndicated programs including "Home Improvement," "Frasier," "Mad About You" and "Seinfeld."

     The Company seeks to acquire programs that are available on a cost-effective basis for limited licensing periods, allow scheduling flexibility, complement each Station's overall programming mix and counter competitive programming. The Company has been able to purchase syndicated programming at attractive rates in part as a result of the limited competition for such programming in the Company's markets. As a result of the limited competition from other broadcasters for purchasing syndicated programming in the small and medium-sized markets served by the Company, cash program expense as a percentage of net revenues for the Stations was 4.7%, 4.6% and 5.3% in 1997, 1998 and 1999, respectively, as compared to approximately 7.4% for all network-affiliated stations in 1998.

     LOCAL SALES EMPHASIS. Management's sales strategy focuses on increasing the sale of local advertising by attracting new advertisers to television and increasing the amount of advertising dollars being spent by existing local advertisers. Management of the Company believes that its leadership in local news and informational programming enhances its ability to develop and attract local advertising expenditures. Management believes that through local sales efforts it can stimulate local advertising expenditures more readily than it can national advertising expenditures. This enables the Company to react promptly to changes in the national and local advertising climate and better maintain consistent Adjusted EBITDA.

     Trained and experienced sales personnel sell local advertising for the Company in each of its markets. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers unique value-added community identity. Approximately 57.0% of the Company's gross revenues in 1999 were generated from local and regional advertisers.

     FINANCIAL PLANNING AND CONTROLS. Management emphasizes strict control of the Company's programming and operating costs as an important factor in increasing broadcast cash flow. The Company continually seeks to identify and implement cost savings opportunities. Management of the Company believes that controlling costs is an essential factor in achieving and maintaining profitability. The Company intends to continue to identify opportunities to increase Adjusted EBITDA through its ongoing strategic planning and budgeting process.

     FUTURE ACQUISITIONS AND OPPORTUNITIES. The Company has a long-term strategy to pursue additional acquisitions of broadcast television stations, primarily of network-affiliated stations in medium-sized markets where the Company believes it can successfully implement its operating strategy and where such stations can be acquired on financially acceptable terms.

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with The Chronicle Publishing Company ("Chronicle") and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC, Inc. ("WGRC"). Pursuant to these agreements, WGRC will acquire the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transfer the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts. The proposed transaction will include an $18.0 million payment by the Company to WGRC. At December 31, 1999, the Company had deposited $10.0 million in an escrow account related to this transaction. The remaining $8.0 million will be funded from the proceeds related to the sale of KOSA-TV discussed below. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and recorded under the purchase method of accounting. The transaction has been approved by the FCC and is expected to close in the first quarter of 2000.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company would sell the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8.0 million. Accordingly, the Company recorded a lower of cost or market adjustment of approximately $6.9 million in 1999 to write down the assets of KOSA-TV to the sales price less estimated selling costs. This transaction was completed on March 21, 2000.

BACKGROUND OF THE COMPANY

     The Company was incorporated under the laws of the State of Delaware on April 10, 1996. Benedek Broadcasting was incorporated under the laws of the State of Delaware on January 22, 1979. The principal executive offices of the Company are located at 100 Park Avenue, Rockford, Illinois 61101. The telephone number at the executive offices is (815) 987-5350.

THE STATIONS

     The following table sets forth certain information for each of the Stations and the markets they serve.

                                                                                             NUMBER OF
                                                                                            COMMERCIAL
                                                                                             BROADCAST    STATION
                                             MARKET      CALL                   NETWORK     STATIONS IN   RANK IN        CABLE
               MARKET AREA                  RANK (a)    LETTERS   CHANNEL (b)  AFFILIATION  MARKET (a)   MARKET (c)  PENETRATION (a)
               -----------                  --------    -------   -----------  -----------  ----------   ----------  ---------------

Madison, Wisconsin                             85       WMTV-TV       15          NBC            4           1            63%

Colorado Springs-Pueblo, Colorado              93       KKTV-TV       11          CBS            4           1            68%

Youngstown, Ohio                               99       WYTV-TV       33          ABC            4           3            74%

Springfield and Holyoke, Massachusetts (d)     104      WWLP-TV       22          NBC            2           1            83%

Lansing, Michigan                              107      WILX-TV       10          NBC            4           2            68%

Peoria and Bloomington, Illinois               110      WHOI-TV       19          ABC            4           3            72%

Duluth, Minnesota and Superior, Wisconsin      133      KDLH-TV        3          CBS            4           3            52%

Rockford, Illinois                             135      WIFR-TV       23          CBS            4           1            70%

Wausau and Rhinelander, Wisconsin              136      WSAW-TV        7          CBS            3           1            56%

Topeka, Kansas                                 138      WIBW-TV       13          CBS            4           1            71%

Wheeling, West Virginia and                    140      WTRF-TV        7          CBS            2           2            78%
Steubenville, Ohio

Wichita Falls, Texas and Lawton, Oklahoma      143      KAUZ-TV        6          CBS            5           2            68%

Columbia and Jefferson City, Missouri          145      KMIZ-TV       17          ABC            5           3            60%
                                               145       KO2NQ         2          FOX          5(e)         4(e)          60%
                                               145       K11TB        11          FOX          5(e)         4(e)          60%

Odessa and Midland, Texas (f)                  150      KOSA-TV        7          CBS            4           2            73%

Quincy, Illinois, Hannibal, Missouri
and Keokuk, Iowa                               161      KHQA-TV        7          CBS            2           1            62%

Dothan, Alabama                                172      WTVY-TV        4          CBS            3           1            70%
Panama City, Florida                           157      WTVY-TV        4          CBS            4           3            65%

Harrisonburg, Virginia                         180      WHSV-TV        3          ABC            1           1            74%

Bowling Green, Kentucky                        182      WBKO-TV       13          ABC            2           1            55%

Meridian, Mississippi                          183      WTOK-TV       11          ABC            3           1            54%

Parkersburg, West Virginia                     185      WTAP-TV       15          NBC            1           1            77%

Cheyenne, Wyoming and Scottsbluff,             197      KGWN-TV        5          CBS            3          1(g)         72%(g)
Nebraska                                       197    KSTF-TV(h)      10          CBS           (i)         (g)           (g)

Casper and Riverton, Wyoming                   199      KGWC-TV       14          CBS            4          2(k)         66%(k)
                                               199    KGWL-TV(j)       5          CBS           (i)         (k)           (k)
                                               199    KGWR-TV(j)      13          CBS           (i)         (k)           (k)

------------
(a)  Based on data compiled from the November 1999 Nielsen surveys.

                                     - 6 -








(b) Channels 2 through 13 are broadcast over the very high frequency band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra high frequency band of the broadcast spectrum.

(c) Station Rank in Market is a Station's rank in the market among all commercial stations in a Station's market, measured by such Station's average rating Sunday through Saturday, 6:00 am to 2:00 am during the February 1999, May 1999, July 1999 and November 1999 Nielsen surveys.

(d) The Company has entered into an agreement to exchange the broadcast assets of WWLP-TV for the broadcast assets of KAKE-TV, Wichita, Kansas and WOWT-TV, Omaha, Nebraska. See Business-Future Acquisitions and
     Opportunities and Management's Discussion and Analysis of Financial
     Condition and Results of Operations-Recent Developments.

(e) KO2NQ and K11TB are low-power broadcast television stations operated by KMIZ-TV and distributed primarily via cable television. These two Stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. Additionally, such Stations are treated as one station for purposes of determining the number of commercial stations in the market and rank in the market.

(f) The Company sold the television broadcast assets of KOSA-TV on March 21, 2000. See Business-Future Acquisitions and Opportunities and Management's
     Discussion and Analysis of Financial Condition and Results of
     Operations-Recent Developments.

(g) Station Rank, Station Rating and Cable Penetration information for KGWN-TV includes data for satellite station KSTF-TV, Scottsbluff, Nebraska.

(h)  Satellite station of KGWN-TV.

(i) Satellite stations are not considered distinct stations in this market for Nielsen purposes.

(j)  Satellite station of KGWC-TV.

(k) Station Rank, Station Rating and Cable Penetration information for KGWC-TV includes data for satellite stations KGWL-TV, Lander, Wyoming and KGWR-TV, Rock Springs, Wyoming, as reported by Nielsen.



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

     Whether or not a station is affiliated with one of the four major networks (ABC, CBS, NBC or Fox) may have a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical network affiliate receives a significant portion of its daily programming from the network. This programming, together, in most cases, with cash payments, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the broadcast of network programming. The Fox network has operating characteristics which are similar to ABC, CBS and NBC, although the hours of network programming produced for Fox affiliates is less than that produced by the other major networks. In addition, UPN and The Warner Brothers Television Network were launched in 1994 as television networks. UPN and The Warner Brothers Television Network currently supply fewer hours of network programming than any of the four major networks.

     Through the 1970's, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues. FCC regulation evolved to address this dominance, with the focus on increasing competition and diversity of programming in the television broadcasting industry. See "--Federal Regulation of Television Broadcasting."

     Cable television systems were first installed in significant numbers in the late 1960s and early 1970s and were initially used to retransmit broadcast television programming in areas with poor broadcast signal reception. According to the 2000 Television & Cable Factbook, cable television currently passes approximately 91% of all television households nationwide and approximately 72% of such households are cable subscribers. Cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in the alternative programming from cable, according to Nielsen, 54% of all prime time television viewing time during the 1998-1999 broadcast season, through November 1999, was spent viewing broadcast television programming on ABC, CBS, NBC, and Fox.

     Other developments have also affected television programming and delivery. Independent stations have emerged as viable competitors for television viewership share, particularly as the result of the availability of first run network programming from UPN and The Warner Bros. Television Network. In addition, there has been substantial growth in the number of home satellite dish receivers and VCRs, which has further expanded the number of programming alternatives for television audiences. Furthermore, direct broadcast services ("DBS") to homes from satellites became available on a nationwide basis during 1994. See "--Competition."

NETWORK AFFILIATION OF THE STATIONS

     Each of the Stations is affiliated with either ABC, CBS, NBC or Fox pursuant to an affiliation agreement (an "Affiliation Agreement"). Each Affiliation Agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In the case of networks except for Fox, in exchange for every hour that a Station elects to broadcast network programming, the network pays the Station a specified fee, which varies with the time of day. Typically, prime-time programming generates the highest hourly rates. Rates are subject to increase or decrease by the network during the term of an Affiliation Agreement, with provisions for advance notices and the right of termination by the Station in the event of a reduction of rates.

     During 1999, each of the major networks publicly indicated that it is reviewing the economic and other terms under which it provides programming to network affiliates like the Stations. Proposed changes that have been publicly discussed include: (i) reducing or eliminating the cash payments paid by networks to affiliates, (ii) reducing the period of exclusivity with respect to popular programming, (iii) changing the amount and placement of advertising time made available for sale by affiliates during network programming and (iv) requiring affiliates to share part of the costs of producing popular or special programming. These changes may be implemented during the term of existing affiliation agreements or upon renewal of the contract. In response to declining revenues, some networks have suggested that they may search for alternative methods of distribution for their programming, such as satellite and cable channels. While management does not anticipate changes in the current contract periods, certain of these changes could materially adversely affect the Company's financial condition or results of operations.

     Each of the Stations' network affiliation agreements currently runs for a period of two to ten years. WYTV, KIMZ-TV, WBKO-TV, WTOK-TV and WHSV-TV, all of which are ABC affiliates, each have an affiliation agreement which expires in 2004. WHOI-TV, an ABC affiliate, currently operates under an affiliation agreement which expires in 2005 and which does not provide for renewals. Each of KDLH-TV, WIFR-TV, KHQA-TV, WTVY-TV, KGWN-TV, KGWC-TV, WIBW-TV, WSAW-TV, WTRF-TV, KAUZ-TV and KOSA-TV, all of which are CBS affiliates, has a ten-year affiliation agreement which expires in 2005 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. KKTV-TV, a CBS affiliate, currently operates under an affiliation agreement which expires June 30, 2000 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice, which notice was not received for the current term. Therefore, the term of the KKTV-TV affiliation agreement will run through June 30, 2005. WMTV-TV, WWLP-TV and WILX-TV, all of which are NBC affiliates, each have an affiliation agreement which expires in 2006 and is automatically renewed for successive five-year terms, subject to either party's right to terminate the agreement at the end of any term upon six months' advance notice. WTAP-TV, an NBC affiliate, currently operates under a six-year affiliation agreement which expires in 2005.

     The Company also owns and operates two low-power television stations located in Columbia and Jefferson City, Missouri under the call letters KO2NQ and K11TB. These Stations are affiliated under a network affiliation agreement with Fox that automatically continues until terminated by either party upon 120 days' advance notice. The primary means of distribution for these Stations is via cable television.

     During September 1998, the Company began delivering The Warner Bros. Television Network programming to local cable companies in 15 of the Company's 20 markets which rank above market 100 as measured by Nielsen surveys. These local affiliates are collectively called the "WB" and are operated by Benedek Cable, Inc. ("BCI"), a wholly-owned subsidiary of Benedek Broadcasting. The WB's impact on the Company's operations for the years ended December 31, 1999 and 1998 was insignificant. For purposes of calculating the Company's Adjusted EBITDA, the results of operations of BCI are excluded due to its status as a nonrecourse subsidiary.

ADVERTISING SALES

     Television station revenues are derived primarily from local, regional and national advertising and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Advertising rates are based upon numerous factors including a program's popularity among the viewers an advertiser wishes to target, the number of advertisers competing for the available time, the size and demographic composition of a program's audience and the availability of competing or alternative advertising media in the market area. Because broadcast television stations rely on advertising revenue, declines in advertising budgets, particularly in recessionary periods, adversely affect the broadcast industry and as a result may contribute to a decrease in the revenues of broadcast television stations. The Company seeks to manage its spot inventory efficiently thereby maximizing advertising rates.

     Local Sales. Approximately 57.0% of the gross revenues of the Stations in 1999 came from local and regional advertisers. Local and regional advertising is sold primarily by each Station's professional sales staff. Typical local and regional advertisers include automobile dealerships, retailers, local grocery chains, soft drink bottlers, state lotteries and restaurants. The Company focuses on local advertisers by producing their commercials, producing news and informational programming with local advertising appeal and sponsoring or co-promoting local events and activities that give local advertisers value-added community identity. The Company's management team monitors sales plans and promotional activities and frequently shares such information among the Stations.

     National Sales. Approximately 30.2% of the gross revenues of the Stations in 1999 came from national advertisers. Typical national advertisers include automobile manufacturers, consumer goods manufacturers, communications companies, fast food franchisers, national retailers and direct marketers. National advertising time is sold through representative agencies retained by the Company. Nine of the Stations are represented by Katz Television Sales, 11 Stations are represented by Petry Television, Inc., and three retain Blair Television. The Stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to the Company's markets.

COMPETITION

     The principal methods of competition in television broadcasting are the development of audience interest through programming and promotions and competition in rates charged to advertisers. Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. The Company has generally acquired stations in markets where there are only a limited number of over-the-air television stations competing for local viewership and for local advertising revenues. In two of its markets, the Company owns the only local television station. In four markets, the Company owns one of only two local television stations. In three markets, the Company owns one of three local television stations. In 10 markets, the Company owns one of four local television stations. In the Columbia and Jefferson City, Missouri market, the Company owns two of five stations, one of the owned stations being the jointly operated low-power station known in the market as Fox-11. In one other market, the Company owns one of five local television stations. In addition, WTVY-TV competes with two other stations in the Dothan market and with three other stations in the Panama City market.

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

     The development of methods of television transmission of video programming other than over-the-air broadcasting, and in particular the growth of cable television and DBS, have significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming distributed by the cable system. As the technology of satellite program delivery to cable systems advanced in the late 1970's, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience in small and medium-sized markets.

     Two major nationwide companies deliver DBS to homes from satellites. In 1999, Congress passed a new law permitting DBS systems to carry local television stations, which will make DBS more competitive with cable. The FCC has also adopted rules which may significantly increase the number of multipoint distribution service stations ("MDS") (i.e., video service distributed on microwave frequencies which can only be received by special microwave antennae). These MDS stations have launched service in several cities, and one telephone company has also begun offering digital MDS service. In addition, the FCC has licensed a 28 GHz and 31 GHz microwave cable service that will have the potential to provide up to 100 channels of video or more. The FCC has licensed low power television stations which are television stations with coverage areas much smaller than those served by full power conventional television stations.

     Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. Collectively, these improvements are referred to as digital television ("DTV"), with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to provide a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995. In 1996, the FCC adopted a technical standard for DTV. The standard will involve the broadcast of DTV on a separate television channel from that used for conventional broadcasting. This separate channel may also be used by broadcasters for data transmission and multi-channel transmission. The FCC has decided to issue a second channel to each television broadcaster to permit it to provide DTV during a transition period. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. At the end of the transition period in 2006, each broadcaster will be required to return to the FCC one of these two channels. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of the Stations. In late 1998, the FCC refined its DTV rules and DTV channel assignments. The FCC's DTV decisions now are subject to judicial review before the U.S. Court of Appeals for the District of Columbia Circuit. Also in 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for offering subscription services on the DTV channel. The FCC's decision to impose a fee of 5% of the gross revenues generated by such services currently is subject to petitions for reconsideration before the FCC. The FCC also is considering whether and how to extend cable systems' obligations for mandatory carriage of certain broadcast television signals to the DTV channel. Deliberations on this issue include the question of whether cable systems will be required to carry both DTV and analog channels broadcast by a television station that multicasts on its DTV channel, and whether cable systems should be required to retransmit DTV signals in the same definition in which originally broadcast. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Company's operations.

     Programming. Competition for programming involves negotiating with national program distributors or syndicators which sell first run and rerun packages of programming. The Stations compete against local broadcast stations for exclusive access to first run products (such as "The Oprah Winfrey Show," "Wheel of Fortune" and "Jeopardy") and for off-network reruns (such as "Home Improvement," "Seinfeld" and "Frasier") in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

     Advertising. The Stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as newspapers, radio, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, local cable systems and internet sites. Competition for advertising expenditures in the broadcasting industry occurs primarily in individual markets. Generally, television broadcasting stations in one market do not compete with stations in other market areas.

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

RATING SERVICE DATA

     All television stations in the United States are grouped into 210 television markets which are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of the percentage of the total potential audience in a market viewing a particular station (the station's "rating") and of the percentage of households actually viewing television (the station's "share"). The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market. Each specific market is called a Designated Market Area ("DMA"). Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets (the results of which are reported on a daily basis) and weekly diaries of television viewing prepared by the actual viewers. In smaller markets only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly knows as "sweeps periods." All the Company's markets are measured during these sweeps periods.

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

     In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed against broadcast license renewal applications. All of the Stations are presently operating under eight-year licenses expiring on various dates from 1999 to 2006. Currently, WWLP-TV, Springfield, Massachusetts has a pending application for license renewal. The Company is not aware of any facts or circumstances that might prevent any of the Stations from having its current license renewed at the end of its respective term or which might prevent the license renewal for WWLP-TV from being granted.

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

     The FCC also limits the common ownership of broadcast stations with overlapping service areas, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. The FCC recently amended its local ownership rules to permit one company to own two television stations in the same market if there are at least eight independently owned full-power television stations in that market (counting the co-owned stations as one) and if at least one of the co-owned stations is not among the top four ranked television stations in the same market. The FCC also decided to permit common ownership of stations in a single market if there signals do not overlap and to permit common ownership of certain failing or unbuilt stations, and it liberalized its rules on ownership of stations in neighboring markets. These rule changes are likely to increase concentration of ownership in medium-size and larger markets. They also will permit some common ownership in bordering markets that was prohibited under the prior rule. For example, the Company is now permitted to maintain ownership of WIFR-TV, Rockford, Illinois, and WMTV-TV in Madison, Wisconsin. Under the prior rules, the Company would have been required to dispose of one of these stations. The Company also may have opportunities to acquire additional properties under this rule. The ultimate effect of this rule on the Company's broadcast operations cannot be predicted. Expansion of the Company's broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

     Under the FCC's ownership rules, if a purchaser of the Company's common stock acquires an "attributable" interest in the Company, a violation of FCC regulations could result if that purchaser owned or acquired an attributable interest in other media properties in a manner prohibited by the FCC's rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee (either directly or indirectly), will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the benchmark is 10% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, debt instruments, non-voting stock and certain limited partnership interests and voting stock held by non-majority stockholders in cases in which there is a single majority stockholder are not generally subject to attribution. The Company currently has a single majority stockholder who owns 87.4% of outstanding stock of the Company. In the event the Company no longer had a single majority stockholder, minority interests would be deemed to be attributable interests.

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

     Qualified candidates for Federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by state or local candidates. When a station carries advertising by one candidate (whether Federal, state or local), the station must afford "equal time" for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general election campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser for a spot of the same length and class in the same period. These requirements can have the effect of reducing the revenues that a station might otherwise earn during pre-election periods.

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

     Television stations may not air obscene programming at any time, and may not air indecent programming during the morning, afternoon and early evening (6 a.m. to 10 p.m.). Material is obscene if it appeals to viewers' prurient interests by depicting sexual conduct in a patently offensive manner and lacks serious literary, artistic, political or scientific value. Material is indecent if it describes in patently offensive terms, sexual or excretory activities or organs.

     In all of the foregoing areas, as well as in other matters that affect operations and competition in the television broadcast industry, regulatory policies are subject to change over time and cannot be fully predicted.

     Proposed Legislation and Regulation. The Congress and the FCC currently have under consideration, and may in the future adopt new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of the Stations. In addition to the proposed changes set forth above, examples of such matters include policies concerning eliminating certain cross-ownership restrictions, political advertising and programming practices, flexible use of broadcast spectrum, spectrum use fees, the standards to govern evaluation of television programming directed toward children and violent and indecent programming. Other matters that could affect the Company's broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as the continued establishment of DBS, wireless cable systems and low power television stations and the participation of telephone companies in the provision of video programming by wire.

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

     In April 1993, a three-judge panel of the United States District Court of the District of Columbia upheld the constitutionality of the legislative must-carry provisions. In June 1994, the Supreme Court ruled that the must-carry provisions were "content-neutral" and, thus, not subject to strict scrutiny and that Congress's stated interests in preserving the benefits of free, off-air broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must-carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must-carry requirements after reviewing the required evidence. In its March 31, 1997 decision, the Supreme Court, by a 5 to 4 vote, affirmed the judgment of the district court. The Court concluded that the record supports Congress' judgment that the must-carry provisions serve significant governmental interests, namely preserving the benefits of free, over-the-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming.

     Under rules adopted to implement these must carry and retransmission consent provisions, local broadcast stations were required to make their initial elections of must carry or retransmission consent by June 17, 1993, effective October 6, 1993. Such elections are generally required every three years. By October 1, 1999, stations were required to make their second election covering the three-year period from January 1, 2000 to December 31, 2002.

      The Company has entered into agreements for the Stations with substantially all of the cable system operators which carry the Stations' signals. All of these agreements grant such cable system operators consent to retransmit the Stations' signal. These retransmission arrangements do not represent a significant source of revenue for the Company. Although the Company expects to be able to renew its current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

     Implementation of the Satellite Home Viewer Improvement act of 1999. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which provides DBS operators with the ability to retransmit the broadcast signal of local television stations to subscribers in the station's local market area. ("local-into-local" service), provided that the DBS operator has obtained the consent of the broadcaster. By January 1, 2002, DBS providers that offer local-into-local service will be required to carry all full-power television stations in markets in which they have chosen to provide this service. The Act also continues restrictions on the transmission of distant network station by DBS operators. Under these restrictions, DBS operators are effectively prohibited from distributing the signal of any network affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available. Several lawsuits were filed beginning in late 1996 in which plaintiffs allege that certain DBS operators have not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant-network service to certain subscribers and alter the method by which it determines eligibility for this service. Litigation against DBS operator Echostar is ongoing. The Act also provides that certain distant-network subscribers whose service would have been discontinued by this litigation will continue to have access to this service for a five-year period. The Act further requires the FCC to reconsider the computer model by which DBS providers predict eligibility for distant-signal service and to suggest recommendations to Congress on whether the technical standard for eligibility should be changed by subsequent legislation.

     The ability of DBS operators to provide local-into-local service is expected to increase competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. Broadcast stations in smaller markets may face increasing competition from stations in nearby larger markets, which may be carried under the Act's local-into-local provisions before stations in smaller markets are carried. However, legislation is pending before Congress that would provide loan guarantees to companies intending to offer local-into-local service in smaller communities, and DBS operators have stated that they intend to provide this service to a greater number of markets in the future. Local-into-local service is not yet offered in most markets in which the Company operates television stations, but such services could be launched by DBS operators at any time.

EMPLOYEES

     The Company currently employs 1,247 full-time employees. Approximately 257 of the Company's employees located at WMTV-TV, WILX-TV, WHOI-TV, WTRF-TV, KDLH-TV and WYTV-TV are represented by labor unions under collective bargaining agreements. The collective bargaining agreements expire at various times from 2000 through 2003. There are no unionized employees at the remaining Stations. The Company believes that its relationship with all of its employees, including those represented by labor unions, is satisfactory.

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

                                                       OWNED       APPROXIMATE                                EXPIRATION
 STATION, MARKET AREA AND USE                         OR LEASED      SIZE (a)                HEIGHT/POWER      OF LEASE
-------------------------------------------------    -----------   -----------              --------------    -----------

Madison, Wisconsin WMTV-TV
    Office and Studio............................     Owned(b)    16,485 sq. ft. (c)            --               --
    Tower/Transmitter Site.......................     Owned(b)                            1,040 ft./955 kw       --

Colorado Springs and Pueblo, Colorado KKTV-TV
    Office and Studio............................     Owned(b)    30,465 sq. ft.                --               --
    Tower/Transmitter Site.......................      Leased      500 sq. ft.             350 ft./234 kw     2/01/2059

Youngstown, Ohio WYTV-TV
    Office and Studio............................     Owned(b)    18,964 sq. ft. (c)            --               --
    Tower/Transmitter Site.......................     Owned(b)                             642 ft./550 kw        --

 Springfield and Holyoke, Massachusetts WWLP-TV
    Office and Studio............................     Owned(d)    46,000 sq. ft.                --               --
    Tower/Transmitter Site.......................     Owned(b)    20,000 sq. ft.           500 ft./342 kw        --

Lansing, Michigan WILX-TV
    Office and Studio............................     Owned(b)    13,700 sq. ft.                --               --
    Tower/Transmitter Site.......................      Leased     5,000 sq. ft.            994 ft./309 kw    10/18/2003

Peoria and Bloomington, Illinois WHOI-TV
    Office and Studio............................     Owned(b)    16,900 sq. ft. (c)            --               --
    Tower/Transmitter Site.......................     Owned(b)                            640 ft./2,240 kw       --

Duluth, Minnesota and Superior, Wisconsin
 KDLH-TV
    Office and Studio............................     Owned(b)    25,000 sq. ft. (e)            --               --
    Tower/Transmitter Site.......................     Owned(b)    1,040 sq. ft.            811 ft./100 kw        --

Rockford, Illinois WIFR-TV
    Office and Studio............................     Owned(b)    13,500 sq. ft. (c)            --               --
    Tower/Transmitter Site.......................     Owned(b)                             674 ft./562 kw        --

Wausau and Rhinelander, Wisconsin WSAW-TV
    Office and Studio............................    Owned(b)     24,400 sq. ft.                --               --
    Tower/Transmitter Site.......................    Leased (f)       432 sq. ft.          650 ft./316 kw    08/01/2017

Topeka, Kansas WIBW-TV
    Office and Studio............................      Leased       18,774 sq. ft. (g)          --           02/28/2002
    Tower/Transmitter Site.......................      Leased       2,338 sq. ft.         1,249 ft./316 kw   02/14/2062

                                                      OWNED       APPROXIMATE                                EXPIRATION
 STATION, MARKET AREA AND USE                       OR LEASED      SIZE (a)                HEIGHT/POWER       OF LEASE
-------------------------------------------------  -----------   -----------              --------------    -----------
Wheeling, West Virginia and Steubenville,
Ohio WTRF-TV
    Office and Studio............................   Owned(b)     43,872 sq. ft.(h)            --                 --
    Tower/Transmitter Site.......................   Owned(b)      2,000 sq. ft.          741 ft./316 kw          --

Wichita Falls, Texas and Lawton, Oklahoma
KAUZ-TV
    Office and Studio............................   Owned(b)     13,078 sq. ft.(c)            --                 --
    Tower/Transmitter Site.......................   Owned(b)                            1,028 ft./100 kw         --

Columbia and Jefferson City, Missouri KMIZ-TV
    Office and Studio............................   Owned(b)      5,993 sq. ft.               --                 --
    Tower/Transmitter Site.......................   Owned(b)        875 sq. ft.         1,030 ft./1,580 kw       --

Columbia and Jefferson City, Missouri
KO2NQ (low power)
    Tower/Transmitter Site.......................    Leased          (i)                  60 ft./30 w        09/03/2002

K11TB (low power)
    Tower/Transmitter Site.......................    Leased          (j)                  100 ft./10 w       05/15/2000

Odessa and Midland, Texas KOSA-TV

    Office and Studio............................   Owned(b)     14,222 sq. ft.               --                 --
    Tower/Transmitter Site.......................    Leased         930 sq. ft.           726 ft./316 kw      10/31/2003

Quincy, Illinois, Hannibal, Missouri
and Keokuk, Iowa KHQA-TV
    Office and Studio............................    Owned       18,000 sq. ft.               --                 --
    Tower/Transmitter Site.......................   Owned(b)      1,200 sq. ft.           804 ft./269 kw         --

Dothan, Alabama and Panama City, Florida
WTVY-TV
    Office and Studio............................    Leased      20,440 sq. ft.               --             12/31/2002
    Tower/Transmitter Site.......................   Owned(b)      2,500 sq. ft.         1,880 ft./100 kw         --

Harrisonburg, Virginia WHSV-TV
    Office and Studio............................  Leased(b)     18,000 sq. ft.               --            4/27/2018(k)
    Tower/Transmitter Site.......................    Leased       2,016 sq. ft.         337 ft./8.32 kw     12/31/2001(l)

Bowling Green, Kentucky WBKO-TV
    Office and Studio............................   Owned(b)     17,598 sq. ft.               --                 --
    Tower/Transmitter Site.......................   Owned(b)      1,175 sq. ft.          603 ft./316 kw          --

Meridian, Mississippi WTOK-TV
    Office and Studio............................   Owned(b)     13,188 sq. ft.               --                 --
    Tower/Transmitter Site.......................   Owned(b)      1,504 sq. ft.          316 ft./316 kw          --

Parkersburg, West Virginia WTAP-TV
    Office and Studio............................  Leased(b)     17,500 sq. ft.               --            04/30/2005(m)
    Tower/Transmitter Site.......................    Owned        3,600 sq. ft.          439 ft./208 kw          --

                                                      OWNED       APPROXIMATE                                EXPIRATION
 STATION, MARKET AREA AND USE                       OR LEASED      SIZE (a)                HEIGHT/POWER       OF LEASE
-------------------------------------------------  -----------   -----------              --------------    -----------
Cheyenne, Wyoming KGWN-TV
    Office and Studio...........................   Owned(b)      7,500 sq. ft.                --                --
    Tower/Transmitter Site......................     (n)         2,646 sq. ft.           620 ft./100 kw         --

Scottsbluff, Nebraska KSTF-TV (satellite)
    Office and Studio...........................    Owned        2,400 sq. ft.                --                --
    Tower/Transmitter Site......................    Owned        2,457 sq. ft.           674 ft./240 kw         --

Casper and Riverton, Wyoming KGWC-TV
    Office and Studio...........................    Leased      10,000 sq. ft.                --           03/04/2007(o)
    Tower/Transmitter Site......................    Owned        1,692 sq. ft.           235 ft./60 kw          --

Lander, Wyoming KGWL-TV (satellite)
    Tower/Transmitter Site......................    Leased         768 sq. ft.           155 ft./30 kw     12/31/2007

Rock Springs, Wyoming KGWR-TV (satellite)
    Tower/Transmitter Site......................    Leased         400 sq. ft.           100 ft./12 kw     05/22/2009

--------------
(a)  Approximate size is for building space only and does not include the land on which the facilities are located.

(b)  The Company has mortgaged its interest in this property to Toronto Dominion
     (Texas), Inc., as administrative agent and collateral agent, as collateral for its obligations under the Company's loan agreement.

(c) Tower/Transmitter Site is located at and included within the size of the office and studio premises.

(d)  The Company has mortgaged its interest in this property to Chicopee Savings
     Bank, as collateral for its obligations to the bank under a construction loan.

(e) The Company owns a building of approximately 55,000 sq. ft. in which the offices and studio of KDLH-TV are located and of which approximately 30,000 sq. ft. are leased to third parties.

(f)  Leased together with Shockley Communications Corporation and the Wisconsin
     Educational Communications Board from the State of Wisconsin Department of
     Natural Resources.

(g) The Company leases a building of approximately 23,837 sq. ft. in which the offices and studio of WIBW-TV are located and of which approximately 5,063 sq. ft. are subleased to Stauffer Communications, Inc., which owns and operates radio stations WIBW AM and FM. The lease will expire on the earlier of February 28, 2002 or when a certificate of occupancy is issued for a new facility the land for which was purchased by the Company on February 29, 2000. The new facility is expected to be built on the recently purchased property.

(h) The Company owns a building of approximately 46,872 sq. ft. in which the offices and studio of WTRF-TV are located and of which approximately 3,000 sq. ft. are leased to a third party.

(i)  The Company leases rooftop space for its tower/transmitter.

(j) The Company leases space on a tower on which it has mounted a broadcasting antenna.

(k) The Company has an option to purchase the premises at various times during the term of the lease. At December 31, 1999, the purchase price was $1,477,148.

(l)  Occupied pursuant to a Special Use Permit granted by the United States
     Department of Agriculture Forest Service.

(m) The Company has exercised an option to purchase the premises on May 1, 2000 for $650,000.

(n) This property is utilized subject to an easement granted by the State of Wyoming.

(o) The Company has an option to purchase the premises during the term of the lease at purchase prices that are subject to adjustment during the lease term based on the date the option is exercised. The purchase price would have been $400,435 as of December 31, 1999.


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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

   The following selected consolidated financial data for the five years ended December 31, 1999 represents the consolidated financial information of the Company and are derived from the audited Consolidated Financial Statements, which Consolidated Financial Statements for the three years ended December 31, 1999 together with the report of McGladrey & Pullen, LLP, independent certified public accountants, are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial information presented below should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------
                                        1995 (a)        1996 (b)          1997            1998         1999 (c)
                                       ----------      ----------     ----------      ----------     ----------
                                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue (d)......................    $ 50,329         $96,386      $ 127,073       $ 139,833       $140,406
Operating expenses:
    Station operating expenses.......      29,049          58,603         80,003          85,509         86,594
    Depreciation and amortization....       5,041          20,220         31,380          30,830         28,520
                                       ----------      ----------     ----------      ----------     ----------
Station operating income.............      16,239          17,563         15,690          23,494         25,292
    Corporate expenses...............       1,576           2,695          3,787           4,643          4,510
                                       ----------      ----------     ----------      ----------     ----------
                                           14,663          14,868         11,903          18,851         20,782
Net gain on sale of stations (e).....           -               -              -               -          6,181
                                       ----------      ----------     ----------      ----------     ----------
    Operating income.................      14,663          14,868         11,903          18,851         26,963
                                       ----------      ----------     ----------      ----------     ----------
Financial expenses, net:
Interest expense, net (f):
    Cash interest, net...............     (14,763)        (22,559)       (28,866)        (26,485)       (25,077)
    Other interest...................        (712)         (8,130)       (19,374)        (17,043)       (19,040)
                                       ----------      ----------     ----------      ----------     ----------
                                          (15,475)        (30,689)       (48,240)        (43,528)       (44,117)
                                       ----------      ----------     ----------      ----------     ----------
Income (loss) before income tax
    benefit and extraordinary item...        (812)        (15,821)       (36,337)        (24,677)       (17,154)
Income tax benefit (g)...............           -           4,664         12,027           8,052          1,377
                                       ----------      ----------     ----------      ----------     ----------
Income (loss) before extraordinary
    item.............................        (812)        (11,157)       (24,310)        (16,625)       (15,777)
Extraordinary item (h)...............       6,864               -              -               -        (12,510)
                                       ----------      ----------     ----------      ----------     ----------
Net income (loss)....................       6,052         (11,157)       (24,310)        (16,625)       (28,287)

Preferred stock dividends and
    accretion........................           -          (9,519)       (19,037)        (30,855)       (18,987)
                                       ----------      ----------     ----------      ----------     ----------
Net income (loss) applicable to
   common stock......................     $ 6,052        $(20,676)      $(43,347)       $(47,480)      $(47,274)
                                       ==========      ==========     ==========      ==========     ==========
   Basic earnings (loss) per common
     share (i):
   (Loss) before extraordinary item..     $ (0.12)        $ (2.94)       $ (6.17)        $ (6.42)       $ (4.70)
   Extraordinary item................        0.98               -              -               -          (1.69)
                                       ----------      ----------     ----------      ----------     ----------
   Earnings (loss) per common share..     $  0.86         $ (2.94)       $ (6.17)        $ (6.42)       $ (6.39)
                                       ==========      ==========     ==========      ==========     ==========
   Weighted-average common shares
       outstanding...................   7,030,000       7,030,000      7,030,000       7,400,000      7,400,000
                                       ==========      ==========     ==========      ==========     ==========

                                                           1995 (a)    1996 (b)      1997       1998      1999(c)
                                                           --------    --------      ----       ----      -------
                                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
 STATEMENT OF CASH FLOWDATA:
   Net cash provided by operating activities........        $ 3,250     $17,843     $ 8,471    $20,016     $19,302
   Net cash (used in) investing activities..........        (30,972)   (326,632)     (6,282)    (6,582)    (28,291)
   Net cash provided by (used in) financing activities       32,773     307,212      (7,632)   (11,791)      7,976

CERTAIN FINANCIAL DATA:
    Broadcast cash flow (j)1........................        $21,310     $38,864     $47,534    $54,830     $54,625
    Broadcast cash flow margin (k) 1................          42.3%       40.3%       37.4%      39.2%       39.0%

    Adjusted EBITDA (l) 1...........................        $19,734     $36,169     $43,747    $50,187     $50,115
    Adjusted EBITDA margin (m) 1....................          39.2%       37.5%       34.4%      35.9%       35.8%

    Amortization of program broadcast rights........        $ 2,162     $ 4,399     $ 6,401    $ 6,758     $ 8,127
    Payments on program broadcast liabilities.......          2,132       3,318       5,937      6,399       7,455
    Capital expenditures............................          2,008       5,003      10,833     10,147      12,784
       1Excludes BCI, a nonrecourse subsidiary

 BALANCE SHEET DATA (END OF PERIOD):
    Total assets....................................       $114,453    $495,015    $468,495   $447,462    $457,776
    Working capital.................................         13,665       3,697       2,511      3,555      20,407
    Long-term debt (n)..............................        135,767     358,234     370,917    374,816     427,579
    Redeemable preferred stock......................              -     105,519     124,556    162,644     181,631
    Stockholders' (deficit).........................       (36,564)    (51,561)    (94,908)  (147,263)   (197,494)
-------------
(a)  On March 31, 1995, the Company acquired WTVY-TV serving Dothan, Alabama and
     Panama City, Florida. The statement of operations and other data does not include information with respect to WTVY-TV prior to the date of acquisition.

(b) On June 6, 1996, the Company acquired thirteen television stations. The statement of operations and other data does not include information with respect to these acquisitions prior to June 6, 1996.

(c)  In January 1999, the Company effected a TBA in anticipation of the "Station
     Swap" of KKTV and KCOY-TV. The statement of operations and other data for the year ended December 31, 1999 includes information with respect to the TBA.

(d) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.

(e) Net gain on sale of stations includes $13.3 million as a result of the "Station Swap" netted against a $0.2 million loss from the sale of KTVS-TV
     (a satellite operation of KGWN-TV) and a $6.9 million expected loss on the sale of KOSA-TV.

(f) Cash interest expense, net includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest added to long-term debt balances, deferred loan cost amortization and write offs (except deferred loan cost write offs related to extraordinary debt extinguishments), financing costs not consummated, and accretion of discounts.

(g) Prior to June 1996, the Company had elected to be taxed as an S Corporation for federal and state income tax purposes. The Company's election to be taxed as an S Corporation terminated on June 6, 1996. Accordingly, while the Company became subject to federal and state income taxes on that date, the then sole stockholder of the Company is responsible for the payment of income taxes on the Company's taxable income for any time prior to the termination date.

(h) In 1995, the Company recorded an extraordinary gain from the early extinguishment of debt comprised of a gain of $11.1 million reduced by losses of $2.7 million of prepayment premiums and contingent payments and $1.5 million of unamortized debt discount and deferred loan costs. In 1999, the Company recorded an extraordinary loss of $12.5 million net of applicable taxes of $8.4 million as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of outstanding notes.

(i) Earnings (loss) per common share is computed by dividing income (loss) after the deduction of preferred dividends and accretion of the redemption prepayment premium and amortization of the initial warrants, by the weighted average number of common shares outstanding. The effect of the stock options and initial warrants has not been reflected in the computation since their inclusion as common stock equivalents for both basic and fully-diluted earnings (loss) per share was anti-dilutive.

(j) Broadcast cash flow is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments on program broadcast liabilities and net gain on sale of stations. The Company has included broadcast cash flow data because
     (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures,
     (ii) the information is a measurement utilized by industry analysts to determine a market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in the
                                     - 21 -









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

(k) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.

(l) Adjusted EBITDA is defined as operating income, excluding net income of nonrecourse subsidiaries, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments on program broadcast liabilities and net gain on sale of stations.
     The Company has included Adjusted EBITDA data because (i) the information is a measurement utilized by lenders to measure the Company's ability to service its debt and pay for capital expenditures, (ii) the information is a measurement utilized by industry analysts to determine a private market value of the Company's television stations and (iii) the information is a measurement industry analysts utilize when evaluating and comparing the operating performance of the Company. Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in the Company's Consolidated Financial Statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
     Adjusted EBITDA is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's results of operations and cash flows. The term
     "Adjusted EBIDTA" may not be the same terminology utilized by other companies in the presentation of similar information.

(m) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

(n) Long-term debt is defined as notes payable (including the current portion thereof), net of discount.


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

     In 1999, the Company reported net revenues of $140.4 million compared to net revenues of $139.8 million in 1998 and $127.1 million in 1997. The results for 1998 were favorably impacted by political revenue of $12.6 million compared to $1.1 million in 1997 and $1.5 million in 1999. The Company had a net loss of $28.3 million for 1999 compared to a net loss of $16.6 million for 1998 and a net loss of $24.3 million for 1997. Adjusted EBITDA for 1999 was $50.1 million as compared to $50.2 million for 1998 and $43.7 million for 1997.

     Net revenues and operating cash flow of the Company are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of the holiday season, consumer spending, an increase in viewership during this period, and political advertising expenditures in even numbered years, and to a lesser extent, during the second quarter of each year.

     Time sales to local/regional advertisers and national advertisers constitute the largest concentration of the Company's operating revenues and represent approximately 88.1% of gross revenues in 1999 as compared to 87.2% in 1998. Excluding political advertising revenue, however, the percentage of gross revenues attributable to local/regional advertising and national advertising of the Company in 1997, 1998 and 1999 was 85.9%, 86.1% and 88.0%, respectively. Approximately 57.0% of the gross revenues of the

Company in 1999 were generated from local and regional advertising, which is sold primarily by the Stations' sales staff, and the remainder of the advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by the Company. The Company generally pays commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

     The Company's primary operating expenses are employee compensation, programming, depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and inflation and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. The Company purchases first run and off-network syndicated programming on an ongoing basis. Under its contract with the network, a network-affiliated station receives approximately two-thirds of its daily programming from its network and in turn is compensated, in most cases, by the network for carrying such programming with the network's commercial content intact. Barter expense generally offsets barter revenue and reflects the fair market value of goods and services received. The Company's operating expenses (excluding depreciation and amortization) represent approximately 64.9% of net revenues for 1999 as compared to 64.5% for 1998 and 65.9% of net revenues for 1997.

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

     The following table sets forth certain historical results of the operations and operating data for the periods indicated. The table reflects the operating effects of the TBA associated with the exchange of KCOY-TV for KKTV (the "Station Swap") only since January 1, 1999.

                                                                YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                         1997           1998             1999
                                                         ----           ----             ----
                                                                     (IN THOUSANDS)

       Operating income.........................         $ 11,903        $  18,851        $  26,963
           Add:
             Amortization of program broadcast
               rights...........................            6,401            6,758            8,127
             Depreciation and amortization......           31,380           30,830           28,520
             Corporate expenses.................            3,787            4,643            4,510
             Operating loss of BCI..............                -              147              141
           Less:
              Payments on program
                broadcast liabilities...........           (5,937)          (6,399)          (7,455)
              Net gain on sale of stations......                -                -           (6,181)
                                                         --------         --------         --------
       Broadcast cash flow1.....................         $ 47,534         $ 54,830         $ 54,625
                                                         ========         ========         ========

          1 Excludes BCI, a nonrecourse subsidiary


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following table provides both historical information and Same Station information for the year ended December 31, 1998 and 1999. The Same Station information gives effect to the Station Swap as if the exchange was consummated prior to January 1, 1998.

                                                  HISTORICAL                          SAME STATION1
                                            YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                       --------------------------------       --------------------------------
                                         1998        1999      % CHANGE        1998        1999       % CHANGE
                                       --------     -------    --------       -------     -------     --------
                                                                  (IN THOUSANDS)
Local/regional......................    $85,900     $92,269        7.4%       $89,160     $91,892         3.1%
National............................     41,570      48,901       17.6         45,065      48,817         8.3
Political...........................     12,551       1,476      (88.2)        11,113       1,476       (86.7)
Other...............................     20,640      19,238       (6.8)        20,581      18,355       (10.8)
                                       --------     -------     -----         -------     -------      ------
                                        160,661     161,884        0.8        165,919     160,540        (3.2)
Direct costs........................     20,828      21,478        3.1         21,727      21,344        (1.8)
                                       --------     -------     -----         -------     -------      ------
Net revenues........................   $139,833    $140,406        0.4%      $144,192    $139,196        (3.5)%
Operating expenses:
    Selling, technical and
      program expenses..............     64,651      66,793       3.3          70,091      66,553        (5.0)
    General and administrative......     20,858      19,801      (5.1)         18,115      18,101        (0.1)
    Depreciation and amortization.       30,830      28,520      (7.5)         31,306      28,676        (8.4)
    Corporate.......................      4,643       4,510      (2.9)          4,668       4,510        (3.4)
                                       --------     -------     -----         -------     -------      ------
                                        120,982     119,624      (1.1)        124,180     117,840        (5.1)

Net gain (loss) on sale of stations.          -       6,181     100.0               -     (7,142)      (100.0)
                                       --------     -------     -----         -------     -------      ------
    Operating income................   $ 18,851     $26,963      43.0%        $20,012     $14,214       (29.0)%
                                       ========     =======     =====         =======     =======      ======
Broadcast cash flow 1...............   $ 54,830     $54,625      (0.4)%       $56,328     $55,265        (1.9)%
Broadcast cash flow margin 1........      39.2%       39.0%                     39.1%       39.7%
Adjusted EBITDA 1...................   $ 50,187     $50,115      (0.1)%       $51,660     $50,755        (1.8)%
Adjusted EBITDA margin 1............      35.9%       35.8%                     35.8%       36.5%


   1 Excludes BCI, a nonrecourse subsidiary


     Net revenues for the year ended December 31, 1999 increased $0.6 million or 0.4% to $140.4 million from $139.8 million for the year ended December 31, 1998. Gross revenues excluding political advertising revenue increased $12.3 million or 8.3% to $160.4 million from $148.1 million for the year ended December 31, 1998. On a Same Station basis, net revenues for the year ended December 31, 1999 were $139.2 million as compared to $144.2 million for the year ended December 31, 1998. Net revenues for the year ended December 31, 1999 reflected an increase in advertising demand which offset the absence of the Winter Olympics on the Company's 12 CBS stations and a decline in political advertising both of which positively affected the year ended December 31, 1998. Political advertising revenue for the year ended December 31, 1999 was $1.5 million compared to $12.6 million for the year ended December 31, 1998.

     Operating expenses for the year ended December 31, 1999 decreased $1.4 million or 1.1% to $119.6 million from $121.0 million for the year ended December 31, 1998. The decrease in operating expenses was attributable to a decrease in depreciation and amortization, and payroll related costs which were offset in part by increased costs due to the effect of the Station Swap. As a percentage of net revenues, operating expenses decreased to 85.2% for the year ended December 31, 1999 compared to 86.5% for the same period ending 1998. On a Same Station basis, operating expenses for the year ended December 31, 1999 decreased $6.4 million or 5.1% to $117.8 million from $124.2 million for the year ended December 31, 1998. The decrease in operating expenses resulted primarily from a reduction in depreciation and amortization, promotional expenses and decreased payroll-related costs.

     Net gain (loss) on sale of stations, includes $13.3 million as a result of the Station Swap where the assets of KCOY-TV with a fair market value of $24.3 million were exchanged for the assets of KKTV. The book value of the KCOY-TV assets were $10.8 million and related fees were $0.2 million. Gain on the sale of stations also includes a $0.2 million loss on the sale of KTVS-TV (a satellite operation of KGWN-TV) and an anticipated $6.9 million loss on the sale of KOSA-TV.

     Operating income for the year ended December 31, 1999 increased $8.1 million or 43.0% to $27.0 million from $18.9 million for the year ended December 31, 1998. On a Same Station basis, operating income for the year ended December 31, 1999 decreased $5.8 million or 29.0% to $14.2 million from $20.0 million for the year ended December 31, 1998.

     Financial (expenses), net for the Company for the year ended December 31, 1999 increased $0.6 million or 1.4% to $44.1 million from $43.5 million in the year ended December 31, 1998.

     Income tax benefit for the Company for the year ending December 31, 1999 was $1.4 million compared to $8.1 million for the year ended December 31, 1998. The decrease in income tax benefit is due in part to the $13.3 million gain on the sale of KCOY-TV. In addition, the $6.9 million anticipated loss on the sale of KOSA-TV was entirely nondeductible as it consisted of a write down of nondeductible goodwill, which contributed to the decrease in income tax benefit for the year ended December 31, 1999.

     Extraordinary loss was $12.5 million for the year ended December 31, 1999, net of applicable income taxes of $8.4 million. The loss was reflected as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of Benedek Broadcasting's outstanding 11 7/8% Senior Secured Notes due 2005 (the "Notes"). Total consideration of $149.3 million (including a premium of $14.3 million), fees of the transaction and a write-off of deferred loan costs caused the loss.

     Net loss for the Company was $28.3 million for the year ended December 31, 1999 as compared to a net loss of $16.6 million for the year ended December 31, 1998.

     Broadcast cash flow for the year ended December 31, 1999 decreased $0.2 million or 0.4% to $54.6 million from $54.8 million for the year ended December 31, 1998. As a percentage of net revenues, broadcast cash flow margin decreased to 39.0% for the year ended December 31, 1999 from 39.2% for the year ended December 31, 1998.

     On a Same Station basis, broadcast cash flow for the year ended December 31, 1999 decreased $1.0 million or 1.9% to $55.3 million from $56.3 million for the year ended December 31, 1998. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 39.7% for the year ended December 31, 1999 from 39.1% for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     The following table provides historical information:

                                                       YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                 1997          1998          % CHANGE
                                               --------      --------        --------
                                                         (IN THOUSANDS)

Local/regional.........................         $81,739      $ 85,900            5.1%
National...............................          42,284        41,570           (1.7)
Political..............................           1,103        12,551        1,037.9
Other..................................          20,440        20,640            1.0
                                               --------      --------        -------
                                                145,566       160,661           10.4
Direct costs...........................          18,493        20,828           12.6
                                               --------      --------        -------
Net revenues............................       $127,073      $139,833           10.0%
Operating expenses:
    Selling, technical and program
      expenses.........................          60,385        64,651            7.1
    General and administrative.........          19,618        20,858            6.3
    Depreciation and amortization......          31,380        30,830           (1.8)
    Corporate..........................           3,787         4,643           22.6
                                               --------      --------        -------
                                                115,170       120,982            5.0
                                               --------      --------        -------
        Operating income...............        $ 11,903      $ 18,851           58.4%
                                               ========      ========        =======

Broadcast cash flow 1..................        $ 47,534      $ 54,830           15.3%
Broadcast cash flow margin 1...........           37.4%         39.2%
Adjusted EBITDA 1......................        $ 43,747      $ 50,187           14.7%
Adjusted EBITDA margin 1...............           34.4%         35.9%


    1 Excludes BCI, a nonrecourse subsidiary


     Net revenues for the year ended December 31, 1998 increased $12.7 million or 10.0% to $139.8 million from $127.1 million for the year ended December 31, 1997. Gross revenues excluding political advertising revenue increased $3.6 million or 2.5% to $148.1 million from $144.5 million for the year ended December 31, 1997. Net revenues for the year ended December 31, 1998 were positively affected by political spending and the Winter Olympics shown on the Company's 12 CBS stations. Political advertising revenue for the year ended December 31, 1998 increased by $11.5 million to $12.6 million compared to $1.1 million in 1997. Net revenues for the second half of 1998 were adversely affected by a General Motors Corporation strike and a continued general weakness in revenue from national advertising. Gross revenues excluding political advertising for the second half of 1998 decreased $3.1 million or 4.2% to $71.1 million from $74.2 million for the six months ended December 31, 1997.

     Net revenues during the year ended December 31, 1998 continued to be adversely affected by weakness in advertising revenue for the Company's six ABC affiliated stations. Net revenues of the Company's CBS and NBC affiliated stations increased by 12.0% and 12.0%, respectively, while net revenues of the Company's ABC affiliated stations increased by 5.2%.

     Operating expenses for the year ended December 31, 1998 increased $5.8 million or 5.0% to $121.0 million from $115.2 million for the year ended December 31, 1997. The increase in expenses was due in part to increased compensation expense as the Company expanded news operations during the first half of 1998, and increased programming expense. As a percentage of net revenues, operating expenses decreased to 86.5% from 90.6% in the year ended December 31, 1997.

     Operating income for the year ended December 31, 1998 increased $7.0 million or 58.4% to $18.9 million from $11.9 million for the year ended December 31, 1997.

     Financial (expenses), net for the Company for the year ended December 31, 1998 decreased $4.7 million or 9.8% to $43.5 million from $48.2 million in the year ended December 31, 1997 due to the lower interest rates on its credit facility.

     Income tax benefit for the year ended December 31, 1998 for the Company was $8.1 million compared to $12.0 million for the year ended December 31, 1997. The tax effect of the excess of book depreciation over tax depreciation and a current period net operating loss for tax purposes were the primary factors resulting in the income tax benefit for the year ended December 31, 1998

     Net loss for the Company was $16.6 million for the year ended December 31, 1998 as compared to a net loss of $24.3 million for the year ended December 31, 1997.

     Broadcast cash flow for the year ended December 31, 1998 increased $7.3 million or 15.3% to $54.8 million from $47.5 million for the year ended December 31, 1997. As a percentage of net revenues, broadcast cash flow margin increased to 39.2% for the year ended December 31, 1998 from 37.4% for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $19.3 million for the year ended December 31, 1999 compared to $20.0 million for the year ended December 31, 1998. Cash payments of interest expense totaled $30.3 million for the year ended December 31, 1999 as compared to $27.1 million for the year ended December 31, 1998 and resulted in the decrease in cash flows from operating activities.

     Cash Flows from Investing Activities were $(28.3) million for the year ended December 31, 1999, as compared to $(6.6) million for the year ended December 31, 1998. The change in cash flows from investing activities for the year ended December 31, 1999 was the result of a $9.4 million outlay for the purchase of KKTV and $10.3 million in a deposit and costs of the pending purchase of KAKE-TV and WOWT-TV.

     Cash Flows from Financing Activities were $8.0 million for the year ended December 31, 1999 compared to $(11.8) million for the year ended December 31, 1998. On May 20, 1999, Benedek Broadcasting borrowed $275.0 million against a new credit facility (the "Credit Facility"), which was amended June 18, 1999. The proceeds were used to pay off the existing term loans totaling $108.3 million and redeem 100% of the Notes for $149.3 million, which consisted of $135.0 million in principal and $14.3 million in premium. Fees and expenses associated with the redemption were $0.6 million. The Company also repurchased a portion of its 13 1/4% Senior Subordinated Discount Notes due 2006 (the "Discount Notes") with a face amount of $3.0 million for $2.6 million. In addition, the Company acquired its warrants to purchase an aggregate of 185,000 shares of Class A common stock for $3.0 million. Of the 600,000 initial warrants issued during 1996, 365,000 warrants remain outstanding at December 31, 1999.

       For the year ended December 31, 1998, cash flows from financing activities included $100.0 million of proceeds from the issuance of the Company's 11 1/2% Exchangeable Senior Preferred Stock (the "Senior Preferred Stock") issued in June 1998. The proceeds were used to redeem the Company's 15.0% Exchangeable Redeemable Senior Preferred Stock due 2007 totaling $92.8 million (including $12.1 million representing premiums relating to the redemption) and to pay fees and expenses totaling $4.3 million associated with the offering. Cash flows from financing activities for the year ended December 31, 1998 also included $0.5 million to acquire warrants to purchase 50,000 shares of the Company's Class A common stock.

     The Credit Facility includes an aggregate borrowing limit of $310.0 million consisting of a $220.0 million term loan (the "Term Loan") and a $90.0 million revolving credit facility (the "Revolver"). The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the

Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility also contains customary events of default for highly-leveraged financings, including certain changes in ownership or control of the Company.

     At December 31, 1999, the Company had borrowed $220.0 million under the Term Loan and $58.5 million under the Revolver. At December 31, 1999, the Company could have borrowed approximately an additional $4.2 million under the Revolver. During the year ended December 31, 1999, the highest outstanding balance under the Revolver was $58.5 million. The Company's ability to draw funds under the Revolver is limited by its level of earnings and its ability to meet certain financial covenants.

     The commitment under the Revolver will be permanently reduced over the period from June 2002 to maturity in 2007, as follows: 2002 - $10.1 million; 2003 - $13.5 million; 2004 - $16.9 million; 2005 - $21.4 million; 2006 - $22.5 million; and 2007 - $5.6 million. In addition, the commitment under the Revolver will be permanently reduced in certain circumstances including upon the sales of certain assets and the issuance of certain debt or equity securities and from Excess Cash Flow (as defined in the Credit Facility). The Company has the right to pay off the Revolver without penalty in increments of $1.0 million.

     The Term Loan and the Revolver bear interest initially at the Company's option, at a base rate plus 2.25% and 1.75%, respectively, or at a LIBOR rate plus 3.25% and 2.75%, respectively. The margins above the base rate and the LIBOR rate at which the Term Loan and the Revolver bear interest are subject to reductions based on certain leverage ratios. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

     The Company is required to make scheduled amortization payments on the Term Loan, as follows: 2002 - $1.7 million; 2003-$2.2 million; 2004 - $2.2 million; 2005 - $2.2 million; 2006 - $2.2 million; and 2007 - $209.5 million. In addition, the Company is required to make prepayments on the Term Loan and the Revolver under certain circumstances, including upon the sale of certain assets and the issuance of certain debt or equity securities. Beginning in 2002, the Company is required to make prepayments on the Term Loan and the Revolver in an amount equal to 50% of Excess Cash Flow.

     The Term Loan and the Revolver are secured by certain of the Company's present and future assets. The Company and its subsidiaries, other than BCI, guaranteed the obligation of Benedek Broadcasting under the Credit Facility. The ownership interest of Benedek Broadcasting in its subsidiaries, including Benedek License Corporation ("BLC"), which holds the FCC licenses and authorizations for the Stations, has been pledged as collateral for the loans.

     In 1996, the Company issued Discount Notes in the principal amount of $170.0 million. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Discount Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all other senior debt of the Company. The Discount Notes contain various restrictive covenants.

     During July 1999, the Company retired a portion of its Discount Notes with a face amount of $3.0 million. The Discount Notes had an accreted value of $2.4 million and were purchased for a total of $2.6, million which included a $0.2 premium payment for early retirement.

     Dividends on the Senior Preferred Stock are cumulative and payable quarterly commencing August 15, 1998 at a rate of 11.5% of the then effective liquidation preference per share. The Company, at its option, may pay dividends on any dividend payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. The Company has been adding the dividends to the liquidation preference from issuance date through December 31, 1999. The

Senior Preferred Stock is not redeemable until May 15, 2003 at which time cash dividends are required at a rate of 11.5% of the then effective liquidation preference per share. Thereafter, the Company has the option to redeem these shares in whole or in part at predetermined redemption prices. The Senior Preferred Stock contains various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. Notwithstanding the foregoing, until May 15, 2001, in the event of a public equity offering, a Required Disposition (as defined) or other specified circumstances, the Company may redeem up to 25.0% of the initial liquidation preference at 111.50% of the then effective liquidation preference, provided at least $75.0 million in liquidation preference remains outstanding. The Credit Facility currently prohibits the Company from making cash payments with respect to the Senior Preferred Stock at any time. Accordingly, the Company currently intends not to pay cash dividends on the Senior Preferred Stock prior to May 15, 2003.

     Dividends on the Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative June 5, 2001 and thereafter at increasing rates up to 18%. The Junior Preferred Stock had an aggregate liquidation preference of $59.5 million at December 31, 1999. Since the Company intends to redeem the Junior Preferred Stock prior to June 5, 2001, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative. Prior to and including June 5, 2001, dividend payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate. For all dividend payment dates with respect to the Junior Preferred Stock prior to and including June 5, 2001, the Company will pay such dividends by adding the amount thereof to the then effective liquidation preference of the Junior Preferred Stock.

     The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

     The Company is a holding company that derives all of its operating income and Adjusted EBITDA from its subsidiary, Benedek Broadcasting. As a holding company, the Company's ability to pay its obligations, including its obligation to pay interest on and principal of the Discount Notes, whether at maturity, upon a change of control or otherwise, is dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to the Company or to make funds available to the Company for debt service or any other obligation.

     The Company anticipates that Adjusted EBITDA of the Company will be sufficient to finance the operating requirements of the Stations, debt service requirements of the Credit Facility and presently anticipated capital expenditures for at least the period until the Company is required to make cash payments in respect of the Discount Notes. The Company expects that at that time it will be necessary to refinance the Discount Notes and the Junior Preferred Stock. Such refinancing will also require amending or refinancing the Credit Facility since it currently prohibits the repayment or redemption of the Discount Notes or the redemption of the Junior Preferred Stock.

     RECENT DEVELOPMENTS

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with Chronicle and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC. Pursuant to these agreements, WGRC will acquire the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transfer the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts. The proposed transaction will include an

$18.0 million payment by the Company to WGRC. At December 31, 1999, the Company had deposited $10.0 million in an escrow account related to this transaction. The remaining $8.0 million will be funded from the proceeds related to the sale of KOSA-TV as discussed below. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and recorded under the purchase method of accounting. The transaction has been approved by the FCC and is expected to close in the first quarter of 2000.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA pursuant to which the Company would sell the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8.0 million. Accordingly, the Company recorded a lower of cost or market adjustment of approximately $6.9 million in 1999 to write down the assets of KOSA-TV to the sales price less estimated selling costs. This transaction was completed on March 21, 2000.

     In January 2000, the FCC granted its approval to assign all of the FCC licenses and authorizations from WMTV License Co., LLC ("License Co.") to BLC. License Co. was wholly owned by Philip A. Jones, solely in his capacity as trustee under The WMTV Trust, which was formed to hold the assets of television station WMTV (TV), Madison, Wisconsin to comply with FCC rules and regulations. Effective as of February 29, 2000, The WMTV Trust transferred all of the assets of WMTV to Benedek Broadcasting, and License Co. transferred all of the FCC licenses and authorizations to BLC.

     The Company amended the Credit Facility as of March 23, 2000. The amendment modified the Senior Leverage Ratio (as defined in the Credit Facility) applicable for all fiscal quarters of the year ending December 31, 2000.

INCOME TAXES

     For the year ended December 31, 1999, the Company had an income tax benefit of $1.4 million compared to $8.1 million for the year ended December 31, 1998. The decrease in income tax benefit is due in part to the $13.3 million gain on the sale of KCOY-TV. In addition, the $6.9 million anticipated loss on the sale of KOSA-TV was entirely nondeductible as it consisted of a write down of nondeductible goodwill, which contributed to the decrease in income tax benefit for the year ended December 31, 1999.

     Under the provisions of the Internal Revenue Code, the Company has approximately $26.2 million of actual net operating loss carryforwards available to offset future tax liabilities. These net operating loss carryforwards expire between 2007 through 2019.

PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company's only financial instrument is an interest rate cap.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of December 31, 1999, the settlement rate was 6.18%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 and S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information with respect to each director and executive officer of the Company:

                        NAME                       AGE                       POSITION
                        ----                       ---                       --------
     A. Richard Benedek......................      60    Chairman, Chief Executive Officer and Director
     K. James Yager..........................      64    President, Chief Operating Officer and Director
     Ronald L. Lindwall......................      54    Senior Vice President-Finance, Chief Financial
                                                          Officer, Treasurer, Secretary and Director
     Terrance F. Hurley......................      44    Senior Vice President of Benedek Broadcasting
     Raymond P. Maselli......................      58    Senior Vice President of Benedek Broadcasting
     Clyde G. Payne..........................      63    Senior Vice President of Benedek Broadcasting
     Raymond J. Schonbak.....................      57    Senior Vice President of Benedek Broadcasting
     Keith L. Bland..........................      44    Senior Vice President-Planning and Technology of
                                                          Benedek Broadcasting
     Mary L. Flodin..........................      44    Vice President and Controller
     Jay Kriegel.............................      59    Director
     Paul S. Goodman.........................      45    Director

     Mr. A. Richard Benedek has been engaged in the television broadcasting industry for over 20 years. Mr. Benedek is the Chairman and Chief Executive Officer of the Company, a position he has held since the formation of the Company in 1996. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc. Mr. Benedek currently serves on the board of directors of the ABC Affiliates Association.

     Mr. K. James Yager has been engaged in the television broadcasting industry for over 40 years. Mr. Yager is the President and Chief Operating Officer of the Company, positions he has held since the formation of the Company in 1996. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1987 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has been a director of Benedek Broadcasting since 1986. Mr. Yager was employed by Cosmos Broadcasting from 1960 until 1980, most recently as general manager of its television stations in Columbia, South Carolina and New Orleans, Louisiana. From 1980 until 1986, Mr. Yager was Executive Vice President and Chief Operating Officer of Spartan Radiocasting, which then owned three television stations and four radio stations. Mr. Yager was elected Chairman of the Joint Board of the National Association of Broadcasters (NAB) in June of 1999 after serving for a year as Chairman of the NAB's Television Board. Mr. Yager also serves on the board of directors of Broadcast Music, Inc. and the Television Bureau of Advertising.

     Mr. Ronald L. Lindwall is the Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer of the Company, positions he has held since the formation of the Company in 1996. Mr. Lindwall has also held the same positions at Benedek Broadcasting since March 1995. From 1990 until March 1995, Mr. Lindwall served as Senior Vice President, Chief Financial Officer and Treasurer of Benedek Broadcasting. Mr. Lindwall has been a director of Benedek Broadcasting since 1994. From 1982 to 1990, Mr. Lindwall was a partner at the accounting firm of McGladrey & Pullen.

     Mr. Terrance F. Hurley has served as Senior Vice President of Benedek Broadcasting since May 1996. From December 1995 until he became Senior Vice President, Mr. Hurley served as Vice President/General Manager of KDLH-TV serving Duluth, Minnesota and Superior, Wisconsin. Mr. Hurley also served as General Manager of KDLH-TV from October 1994 until December 1995 and General Sales Manager of KHQA-TV serving Quincy, Illinois and Hannibal, Missouri from May 1993 until December 1995. From 1991 until May 1993, Mr. Hurley was employed by Dix Communications as the General Sales Manager of KAAL-TV, serving Rochester-Austin, Minnesota. Mr. Hurley currently serves on the 100 Plus Committee of the National Association of Broadcasters and the television retail advertising committee of the board of directors of the Television Bureau of Advertising. He is also a member of the CBS Advisory Board.

     Mr. Raymond P. Maselli has served as Senior Vice President of Benedek Broadcasting since March 1997. From 1989 until he became Senior Vice President, Mr. Maselli served as Vice President, General Manager of WYTV-TV in Youngstown, Ohio. Mr. Maselli was President and General Manager of WGRZ-TV of Buffalo, New York from 1988-1989. He was the Vice President of Sales and Programming for WGRZ-TV from 1983 to 1988.

     Mr. Clyde G. Payne has been engaged in the television broadcasting industry for 40 years. Mr. Payne was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. From March 1995 until February 1997, he served as Divisional Vice President of Benedek Broadcasting. Mr. Payne also served as General Manager of WBKO-TV, serving Bowling Green, Kentucky, from 1970 until 1997. Mr. Payne was also part owner of WBKO-TV from 1976 until the Station was acquired by the Company in 1983. Mr. Payne has served as chairman of the Arbitron Television Advisory Counsel and the ABC Affiliates Association, as well as Vice Chairman of the Television Board of the National Association of Broadcasters.

     Mr. Raymond J. Schonbak has served as Senior Vice President of Benedek Broadcasting since April 1997. Mr. Schonbak was the founder and President of US Broadcast Group of Shelton, Connecticut from 1995 to 1997. He served as the Chief Executive Officer of Triad Communications of San Francisco, California from 1991 to 1995.

     Mr. Keith L. Bland has been engaged in the television broadcasting industry for over 25 years. Mr. Bland has served as Senior Vice President-Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

     Ms. Mary L. Flodin has served as Vice President and Controller of the Company since its formation in 1996. Ms. Flodin has also held the same positions at Benedek Broadcasting since 1990. From 1988 to 1990, Ms. Flodin served as Controller of Benedek Broadcasting. From 1983 to 1988, Ms. Flodin served in various financial capacities as Vice President of AMCORE Financial, Inc. Ms. Flodin currently serves as a director of the Broadcast Cable Financial Managers' Association.

     Mr. Jay L. Kriegel has been engaged in the communications industry for over 20 years. Since March 1994, Mr. Kriegel has been a counselor with the public relations firm of Abernathy MacGregor Group and its predecessor firm. From 1988 to 1994, Mr. Kriegel was Senior Vice President of CBS Inc. Mr. Kriegel has served as a director of Benedek Broadcasting since May 1994 and as a director of the Company since its formation in 1996.

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

     All directors hold office until their successors are duly elected and qualify. Executive officers of the Company are appointed by the Board of Directors and serve at the Board's discretion. In 1999, the Company paid each director who is not an employee of the Company $2,500 per quarter and $500 per Board meeting for his services as a director. No reportable family relationship exists between any of the executive officers or directors of the Company.

ITEM 11.   EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and the other five most highly-compensated executives during the fiscal years ended December 31, 1999, December 31, 1998 and December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                ANNUAL COMPENSATION
                                                                                --------------------
                                                                                        OTHER              ALL
                                                                                       ANNUAL             OTHER
NAME AND PRINCIPAL POSITION                      YEAR       SALARY($)   BONUS($)   COMPENSATION($)  COMPENSATION($)(a)
---------------------------                      ----       ---------   --------   ---------------  ------------------
A. Richard Benedek, Chairman and                 1999       217,110        --            --               12,671
  Chief Executive Officer                        1998       916,667        --            --               11,326
                                                 1997       750,000        --            --               11,218

K. James Yager, President and Chief Operating
Officer                                          1999       585,000      55,000          --               15,172
                                                 1998       542,667        --            --               14,522
                                                 1997       415,500        --            --               14,875

Ronald L. Lindwall, Senior Vice President-       1999       219,308        --            --                6,379
  Finance, Chief Financial Officer, Secretary    1998       199,231        --            --                4,180
  and Treasurer                                  1997       174,327     25,000           --                4,555

Terrance F. Hurley, Senior Vice President        1999       258,615        --         53,479(b)            5,601
                                                 1998       218,615        --            --                4,897
                                                 1997       174,327        --            --                3,530

Raymond P. Maselli, Senior Vice President        1999       214,481        --         22,311(c)            7,883
                                                 1998       199,231        --            --                7,365
                                                 1997       174,352        --            --                7,703

Raymond J. Schonbak, Senior Vice
  President                                      1999       298,269        --            --               11,504
                                                 1998       250,000        --            --                9,504
                                                 1997       182,693        --         99,561(d)            5,544

--------------
(a)  Represents the amount of the Company's contribution under its 401(k) plan and life insurance premiums.

(b) Represents relocation expenses ($24,393), amounts reimbursed for the payment of taxes ($11,942), living expenses ($10,047), personal use of company vehicle and medical insurance.

(c) Represents relocation expenses ($10,514), amounts reimbursed for the payment of taxes ($5,148), personal use of company vehicle and medical insurance.

(d) Represents relocation expenses ($63,554), amounts reimbursed for the payment of taxes ($31,116), personal use of company vehicle and medical insurance.


EMPLOYMENT AGREEMENTS

     Mr. Benedek is employed by Benedek Broadcasting pursuant to an employment agreement that expires May 31, 2000. During the term of the agreement, Mr. Benedek is to be paid at a rate per annum of not less than $525,000. In December 1998, the Company agreed with the lenders under its then existing Credit Agreement that the amounts permitted to be paid as compensation to Mr. A. Richard Benedek under the Credit Agreement could be paid to him as loans instead. The Credit Facility also permits such loans. The employment agreement requires Mr. Benedek to devote substantially all of his business time to the business of Benedek Broadcasting and precludes Mr. Benedek from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement.

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

     Mr. Lindwall was employed by Benedek Broadcasting pursuant to an employment agreement that expired May 31, 1999. During the term of the agreement, Mr. Lindwall was to be paid at a rate per annum of not less than $150,000. The employment agreement required Mr. Lindwall to devote his full time to the business of Benedek Broadcasting. Mr. Lindwall continues to be employed by Benedek Broadcasting without an employment agreement.

     Mr. Hurley was employed by Benedek Broadcasting pursuant to an employment agreement that expired May 31, 1999. During the term of the agreement, Mr. Hurley was to be paid at a rate per annum of not less than $150,000. The employment agreement required Mr. Hurley to devote his full time to the business of Benedek Broadcasting and precluded Mr. Hurley from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement and for a period of one year thereafter with respect to designated market areas then served by a television station owned by Benedek Broadcasting. Mr. Hurley continues to be employed by Benedek Broadcasting without an employment agreement.

1999 STOCK OPTION PLAN

     The Company's 1999 Stock Option Plan (the "Plan") provides for granting of stock options to employees, directors, consultants and advisors of the Company and its subsidiaries. The Plan is intended to encourage stock ownership by employees, directors, consultants and advisors of the Company and its subsidiaries and thereby enhance their proprietary interest in the Company. Subject to the provisions of the Plan, the Board of Directors determines which of the eligible directors, employees, consultants and advisors receive stock options, the terms, including applicable vesting periods, of such options, and the number of shares for which such options are granted.

     The total number of shares of Class B common stock that may be purchased pursuant to options under the Plan shall not exceed 240,000. The option price per share with respect to each such option is determined by the Board and generally is not less than 100% of the fair market value of the Class B common stock on the date such option is granted as determined by the Board. The Plan terminates on December 31, 2008, unless terminated earlier by the Board.

     The following table sets forth certain information concerning the option grants under the Plan for the Chief Executive Officer and the other five most highly-compensated executives during the year ended December 31, 1999.

                                                                                  % OF           EXERCISE
                                                             NUMBER OF            1999           PRICE PER
NAME AND PRINCIPAL POSITION                                 OPTIONS (a)          GRANTS          SHARE (b)
---------------------------                                 -----------         -------          ----------
A. Richard Benedek, Chairman and
  Chief Executive Officer                                          -                 - %          $   -

K. James Yager, President and Chief Operating
  Officer                                                          -                  -               -

Ronald L. Lindwall, Senior Vice President-
   Finance, Chief Financial Officer, Secretary
   and Treasurer                                               25,000              15.2              15

Terrance F. Hurley, Senior Vice President                      40,000              24.2              15

Raymond P. Maselli, Senior Vice President                      15,000               9.1              15

Raymond J. Schonbak, Senior Vice President                     40,000              24.2              15


--------------
(a)  Stock options were granted on January 1, 1999 with an exercise price of
     $15.00 per share. Options vest in varying increments annually beginning
     January 1, 2000, becoming fully vested on January 1, 2005. The options expire on December 31, 2008.

(b) The fair market value of each option at December 31, 1999 was $6.61 per share using the Black-Scholes option-pricing model which was approximately the fair market value at the date of the grant. The following assumptions were used in the option-pricing model: no dividends will be paid on the Class B common stock; a risk-free interest rate of 4.44%; an expected life of five years; and an expected price volatility of 43.0%.


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

     On January 1, 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, exercised options to purchase 370,000 shares of Class B common stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum, is secured by the shares which were issued upon exercise of the option and is payable as and when any such shares are sold and in any event no later than December 31, 2007.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT.

     Mr. A. Richard Benedek, the Chairman and Chief Executive Officer of the Company, owns 6,467,600 shares of Class B common stock of the Company, representing 87.4% of its outstanding common stock.

     Mr. Stephen Benedek, the son of Mr. A. Richard Benedek, owns 562,400 shares of Class B common stock of the Company, representing 7.6% of its outstanding common stock. Mr. Stephen Benedek became an employee of the Company effective in November 1999.

     Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, owns 370,000 shares of Class B common stock of the Company, representing 5.0% of its outstanding common stock.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a discussion with respect to arrangements which may result in a change in control of Benedek Broadcasting and/or BLC.

ITEM 13.      CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS.

     On January 1, 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, exercised options to purchase 370,000 shares of Class B common stock of the Company for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from the Company, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum, is secured by the shares which were issued upon exercise of the option and is payable as and when any such shares are sold and in any event no later than December 31, 2007.

     During June 1998, Mr. A. Richard Benedek, the Chairman, Chief Executive Officer and a director of the Company, borrowed $65,000 from the Company for personal purposes. The loan is unsecured, evidenced by a promissory note which bears interest at the rate of 5.58% per annum and is payable on July 1, 2000.

     During July 1998, Mr. K. James Yager, the President, Chief Operating Officer and a director of the Company, borrowed $150,000 from the Company for personal purposes. The loan is unsecured, evidenced by a promissory note which bears interest at the rate of 5.56% per annum and is payable on July 1, 2000.

     During 1999, Mr. A. Richard Benedek, the Chairman, Chief Executive Officer and a director of the Company, borrowed a total of $720,000 from the Company in three separate transactions for personal purposes. The loans are unsecured, evidenced by promissory notes which bear interest at rates ranging from 4.74% to 5.32% per annum and are payable during 2002. For the year ended December 31, 1999, interest was paid in full on a quarterly basis.

     In December 1998, the Company agreed with the lenders under its then existing Credit Agreement that the amounts permitted to be paid as compensation to Mr. A. Richard Benedek under the Credit Agreement could be paid to him as loans instead. The Credit Facility also permits such loans. In 2000, the Company intends to make loans to Mr. Benedek in amounts to be determined within the limitations set forth in the Credit Facility.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of the Company. During the fiscal year ended December 31, 1999, the Company paid approximately $0.9 million for legal services to Shack & Siegel, P.C.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Consolidated Financial Statements of the Company.

                                                                                                           PAGE
                                                                                                           ----
Benedek Communications Corporation and Subsidiaries................................................
       Independent Auditor's Report................................................................         F-2
       Consolidated Balance Sheets as of December 31, 1998 and 1999................................         F-3
       Consolidated Statements of Operations for the Three Years Ended
          December 31, 1999........................................................................         F-4
       Consolidated Statements of Stockholders' (Deficit) for the Three
          Years Ended December 31, 1999............................................................         F-5
       Consolidated Statements of Cash Flows for the Three Years Ended
          December 31, 1999........................................................................         F-6
       Notes to Consolidated Financial Statements..................................................         F-8

(a)(2) Supplemental Schedule

Benedek Communications Corporation and Subsidiaries
   Independent Auditor's Report....................................................................         S-1
   Schedule II--Valuation and Qualifying Accounts..................................................         S-2

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits.

       3.1 --Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Benedek
                Communications Corporation's Registration Statement on Form S-4,
                File No. 333-09529, filed on August 2, 1996 (the "S-4
                Registration Statement").

       3.2 --By-Laws of Benedek Communications Corporation incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

       3.3    --Certificate of Designation of the Powers, Preferences and
                Relative, Participating, Optional and Other Special Rights of 11
                1/2% Senior Exchangeable Preferred Stock Qualifications,
                Limitations and Restrictions thereof, of Benedek Communications
                Corporation, incorporated by reference to Exhibit 3.3 to Benedek
                Communications Corporation's Registration Statement on Form S-4,
                File No. 333-56367, filed on June 9, 1998 (the "1998 S-4
                Registration Statement").

       3.4    --Certificate of Designation, Preferences and Relative,
                Participating, Optional and Other Special Rights of Series C
                Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
                Statement.

       4.1    --Indenture dated as of May 15, 1996 between Benedek
                Communications Corporations and United States Trust Company of
                New York, relating to the 13 1/4% Senior Subordinated Discount
                Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.

       4.2    --Form of 13 1/4% Senior Subordinated Discount Note due 2006 of
                Benedek Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4
                Registration Statement.

       4.3    --Certificate of Designation, Preferences and Relative,
                Participating, Optional and Other Special Rights of 11 1/2%
                Senior Preferred Stock due 2008 and Qualifications, Limitations and Restrictions thereof (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.6 to the 1998 S-4
                Registration Statement.

       4.4    --Certificate of Designation, Preferences and Relative,
                Participating, Optional and Other Special Rights of Series C
                Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof of Benedek Communications Corporation
                (filed as Exhibit 3.4 hereof), incorporated by reference to
                Exhibit 4.6 to the S-4 Registration Statement.

       4.5    --Warrant Agreement dated as of June 5, 1996 between Benedek
                Communications Corporation and IBJ Schroder Bank & Trust Company with respect to Class A Common Stock of Benedek Communications
                Corporation, incorporated by reference to Exhibit 4.7 to the S-4
                Registration Statement.

       4.6    --Form of Exchange Debenture relating to the 11 1/2% Exchange
                Debentures which may be issued, under certain circumstances, in exchange for the 11 1/2% Senior Exchangeable Preferred Stock of
                Benedek Communications Corporation incorporated by reference to
                Exhibit 4.9 to the 1998 S-4 Registration Statement.

       10.1   --Purchase Agreement dated May 30, 1996 between Benedek
                Communications Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4
                Registration Statement.

       10.2 --Exchange and Registration Rights Agreement dated May 30, 1996 between Benedek Communications Corporation and Goldman, Sachs &
                Co. with respect to the 13 1/4% Senior Subordinated Discount
                Notes due 2006 of the Registrant, incorporated by reference to
                Exhibit 10.2 to the S-4 Registration Statement.

       10.3   --Purchase Agreement dated May 7, 1998 among Benedek
                Communications Corporation, TD Securities (USA) and BT Alex.
                Brown Incorporated, incorporated by reference to Exhibit 10.1 of the 1998 S-4 Registration Statement.

       10.4 --Exchange and Registration Rights Agreement dated May 7, 1998 among Benedek Communications Corporation, TD Securities (USA)
                Inc. and BT Alex. Brown Incorporated with respect to the 11 1/2%
                Senior Exchangeable Redeemable Preferred Stock of Benedek
                Communications Corporation, incorporated by reference to Exhibit
                10.2 of the 1998 S-4 Registration Statement.

       10.5   --Warrant Agreement dated as of June 5, 1996 between Benedek
                Communications Corporation and IBJ Schroder Bank & Trust Company
                (filed as Exhibit 4.8 hereof), incorporated by reference to
                Exhibit 10.5 to the S-4 Registration Statement.

       10.8   --Common Stock Registration Rights Agreement dated as of June 5,
                1996 among Benedek Communications Corporation, Goldman, Sachs &
                Co. and BT Securities Corporation, incorporated by reference to
                Exhibit 10.7 to the S-4 Registration Statement.

       10.9   --Form of Indemnity Agreement between Benedek Communications
                Corporation and each of its executive officers and directors, incorporated by reference to Exhibit 10.14 to the S-4
                Registration Statement.

       10.10  --Employment Agreement dated as of June 6, 1996 between Benedek
                Broadcasting Corporation and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.

       10.11  --Employment Agreement dated as of June 6, 1996 between Benedek
                Broadcasting Corporation and K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

       10.12  --Employment Agreement dated as of June 6, 1996 between Benedek
                Broadcasting Corporation and Ronald L. Lindwall, incorporated by reference to Exhibit 10.19 to the S-4 Registration Statement.

       10.13  --Employment agreement dated as of June 6, 1996 between Benedek
                Broadcasting Corporation and Terrance F. Hurley, incorporated by reference to Exhibit 10.20 to the S-4 Registration Statement.

       10.14  --Trust Agreement dated as of September 21, 1998 among Benedek
                Broadcasting Corporation, Benedek License Corporation and Philip
                A. Jones, as trustee, incorporated by reference to Exhibit 10.26 to Benedek Communications Corporation's Annual Report on Form
                10-K for the fiscal year ended December 31, 1998 (the "1998
                10-K")

       10.15  --Asset Exchange Agreement dated December 30, 1998 between
                Benedek Broadcasting Corporation and Benedek License
                Corporation, and AK Media Group, Inc., incorporated by reference to Exhibit 10.27 to the 1998 10-K.

       10.16 --1999 Stock Option Plan of Benedek Communications Corporation, incorporated by reference to Exhibit 10.28 to the 1998 10-K.

       10.17  --Time Brokerage Agreement (KKTV (TV)) dated as of December 30,
                1998 between Benedek Broadcasting Corporation and AK Media
                Group, Inc., incorporated by reference to Exhibit 10.29 to the 1998 10-K.

       10.18  --Time Brokerage Agreement (KCOY-TV) dated as of December 30,
                1998 between Benedek Broadcasting Corporation, Benedek License
                Corporation and AK Media Group, Inc., incorporated by reference to Exhibit 10.30 to the 1998 10-K.

       10.19  --Letter Agreement dated January 22, 1999 between AK Media
                Group, Inc. and Benedek Broadcasting Corporation amending the
                Time Brokerage Agreement (KKTV (TV)) dated as of December 30,
                1998, incorporated by reference to Exhibit 10.31 to the 1998
                10-K.

       10.20  --Letter Agreement dated January 22, 1999 between AK Media
                Group, Inc. and Benedek Broadcasting Corporation amending the
                Time Brokerage Agreement (KCOY-TV) dated as of December 30,
                1998, incorporated by reference to Exhibit 10.32 to the 1998
                10-K.

       10.21  --Loan Agreement dated as of May 20, 1999 by and among Benedek
                Communications Corporation, as parent, Benedek Broadcasting
                Corporation, as borrower, the financial institutions signatory thereto, as lenders, and Toronto Dominion (Texas), Inc. as administrative agent and collateral agent for the lenders, with TD Securities (USA) Inc., as lead arranger, incorporated by reference to Exhibit 10.1 to Benedek Communications
                Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "Second Quarter 1999 10-Q").

       10.22 --First Amendment to Loan Agreement dated as of June 18, 1999 by and among Benedek Communications Corporation, as parent, Benedek
                Broadcasting Corporation, as borrower, the lender (as defined) and Toronto Dominion (Texas), Inc., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to the Second Quarter 1999 10-Q.

       *10.23 --Asset Purchase Agreement dated as of November 17, 1999 between
                The Chronicle Publishing Company and Benedek Broadcasting
                Corporation.

       *10.24 --Escrow Agreement dated as of November 17, 1999 among The
                Chronicle Publishing Company, Benedek Broadcasting Corporation and Allfirst Bank, as Escrow Agent.

       *10.25 --Asset Exchange Agreement dated as of December 10, 1999 among
                WGRC, Inc. and Benedek Broadcasting Corporation and Benedek
                License Corporation.

       *10.26 --Assignment and Assumption Agreement dated as of December 10,
                1999 among WGRC, Inc. and Benedek Broadcasting Corporation and
                Benedek License Corporation.

       *10.27 --Guaranty dated as of December 10, 1999 made by LIN Television
                Corporation in favor of Benedek Broadcasting Corporation and Benedek License Corporation.

       *10.28 --Asset Purchase Agreement dated as of December 15, 1999 among
                ICA Broadcasting I, Ltd. and Benedek Broadcasting Corporation and Benedek License Corporation.

       *10.29 --Unwind Agreement regarding termination of the WMTV Trust and the related agreements dated as of February 1, 2000 amount
                Benedek Broadcasting Corporation, Benedek License Corporation, the WMTV Trust and WMTV License Co., LLC.

       *21    --Subsidiaries of Benedek Communications Corporation.

       *27    --Financial Data Schedule pursuant to Article 5 of Regulation
                S-X with respect to Benedek Communications Corporation.


---------------
*   Filed herewith


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

                                       BENEDEK COMMUNICATIONS CORPORATION
                                                   (REGISTRANT)

                                       By: /s/ A. RICHARD BENEDEK
                                           -----------------------------------
                                                 A. RICHARD BENEDEK
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                       DATE: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                CAPACITY IN WHICH SIGNED                         DATE
---------                                ------------------------                         ----
/s/ A. RICHARD BENEDEK                   Chairman and Chief Executive Officer             March 29, 2000
 .....................................    (Principal Executive Officer) and
A. RICHARD BENEDEK                       Director

/s/ K. JAMES YAGER                       President and Director                           March 29, 2000
 .....................................
K. JAMES YAGER

/s/ RONALD L. LINDWALL                   Senior Vice President-Finance, Chief             March 29, 2000
 .....................................    Financial Officer, Secretary and
RONALD L. LINDWALL                       Treasurer (Principal Financial and
                                         Accounting Officer) and Director

/s/ JAY KRIEGEL                          Director                                         March 29, 2000
 .....................................
JAY KRIEGEL

/s/ PAUL S. GOODMAN                      Director                                         March 29, 2000
 .....................................
PAUL S. GOODMAN

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE

Benedek Communications Corporation and Subsidiaries
   Independent Auditor's Report....................................................................         F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1999....................................         F-3
   Consolidated Statements of Operations for the Three Years Ended
       December 31, 1999...........................................................................         F-4
   Consolidated Statements of Stockholders' (Deficit) for the Three Years Ended
       December 31, 1999...........................................................................         F-5
   Consolidated Statements of Cash Flows for the Three Years Ended
       December 31, 1999...........................................................................         F-6
   Notes to Consolidated Financial Statements......................................................         F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

     We have audited the accompanying consolidated balance sheets of Benedek Communications Corporation and subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek Communications Corporation and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.

                                        /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 18, 2000

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                                                                                       December 31,
                                                                                          --------------------------------------
                                                                                                 1998                  1999
                                                                                                 ----                  ----
                                         ASSETS                                                         (In thousands)

Current Assets
   Cash and cash equivalents............................................................         $    4,291            $   3,278
   Receivables
      Trade, less allowance for doubtful accounts of $480 and
         $683 for 1998 and 1999.........................................................             25,984               27,619
      Notes receivable-officers.........................................................                  -                  275
      Other.............................................................................              1,114                  983
   Current portion of program broadcast rights..........................................              4,878                5,844
   Prepaid expenses.....................................................................              1,623                1,979
   Deferred income taxes................................................................              1,191                1,085
                                                                                          ---------------------------------------
             TOTAL CURRENT ASSETS.......................................................             39,081               41,063
                                                                                          ---------------------------------------

Property and equipment (Note D).........................................................             62,627               62,782
                                                                                          ---------------------------------------
Intangible assets (Note E)..............................................................            335,634              335,348
                                                                                          ---------------------------------------
Other assets

   Program broadcast rights, less current portion (Note H)..............................              1,198                1,270
   Deferred loan costs..................................................................              8,475                6,060
   Deposit on and costs of acquisitions.................................................                  -               10,294
   Notes receivable-officers............................................................                275                  720
   Other................................................................................                172                  239
                                                                                          ---------------------------------------
                                                                                                     10,120               18,583
                                                                                          ---------------------------------------
                                                                                                $   447,462           $  457,776
                                                                                          ---------------------------------------
                                                                                          ---------------------------------------
                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Current maturities of notes payable..................................................        $    15,911            $   1,300
   Current portion of program broadcast liabilities.....................................              6,994                8,608
   Accounts payable and accrued expenses (Note I).......................................             11,977               10,169
   Deferred revenue.....................................................................                644                  579
                                                                                          ---------------------------------------
             TOTAL CURRENT LIABILITIES..................................................             35,526               20,656
                                                                                          ---------------------------------------

Long-Term Obligations
   Notes payable (Note F, G)............................................................            358,905              426,279
   Program broadcast liabilities (Note H)...............................................                891                  978
   Deferred revenue.....................................................................              2,994                2,435
   Deferred income taxes (Note K).......................................................             33,765               23,291
                                                                                          ---------------------------------------
                                                                                                    396,555              452,983
                                                                                          ---------------------------------------
Exchangeable redeemable senior preferred stock, liquidation
   preference, 1998-$106,579 1999-$119,251 (Note F).....................................            107,596              122,092
                                                                                          ---------------------------------------
Seller junior discount preferred stock (Note F).........................................             55,048               59,539
                                                                                          ---------------------------------------
Commitments (Note B, H, J)

Stockholders' (Deficit) (Note C, F, L)
   Common stock, Class A................................................................                  -                    -
   Common stock, Class B................................................................                 74                   74
   Additional paid-in capital...........................................................            (59,549)             (64,296)
   Accumulated deficit..................................................................            (87,200)            (132,651)
   Stockholder's note receivable (Note C)...............................................               (588)                (621)
                                                                                          ---------------------------------------
                                                                                                   (147,263)            (197,494)
                                                                                          ---------------------------------------
                                                                                                $   447,462           $  457,776
                                                                                          =======================================

   The accompanying notes are an integral part of the consolidated financial statements.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Years Ended December 31,
                                                                      -----------------------------------------------------------
                                                                            1997                 1998                 1999
                                                                           (In thousands, except share and per share data)

Net revenues..................................................              $  127,073           $  139,833           $  140,406
                                                                      -----------------    -----------------    -----------------

Operating expenses:
   Selling, technical and program expenses....................                  60,385               64,651               66,793
   General and administrative.................................                  19,618               20,858               19,801
   Depreciation and amortization..............................                  31,380               30,830               28,520
   Corporate..................................................                   3,787                4,643                4,510
                                                                      -----------------    -----------------    -----------------
                                                                               115,170              120,982              119,624
                                                                      -----------------    -----------------    -----------------

Net gain on sale of stations (Note B).........................                       -                    -                6,181
                                                                      -----------------    -----------------    -----------------

            Operating income..................................                  11,903               18,851               26,963
                                                                      -----------------    -----------------    -----------------

Financial income (expense):
   Interest expense:  (Note A)
       Cash interest..........................................                 (28,996)             (26,979)             (25,285)
       Other interest.........................................                 (19,374)             (17,043)             (19,040)
                                                                      -----------------    -----------------    -----------------
                                                                               (48,370)             (44,022)             (44,325)

   Interest income............................................                     130                  494                  208
                                                                      -----------------    -----------------    -----------------
                                                                               (48,240)             (43,528)             (44,117)

   (Loss) before income tax benefit and extraordinary item....                 (36,337)             (24,677)             (17,154)

Income tax benefit (Note K)...................................                  12,027                8,052                1,377
                                                                      -----------------    -----------------    -----------------
   (Loss) before extraordinary item...........................                 (24,310)             (16,625)             (15,777)

Extraordinary item, loss on early extinguishment of debt less
   applicable income taxes of $8,340 (Note G).................                       -                    -              (12,510)
                                                                      -----------------    -----------------    -----------------
Net (loss)....................................................                 (24,310)             (16,625)             (28,287)

Preferred stock dividends and accretion.......................                 (19,037)             (30,855)             (18,987)
                                                                      -----------------    -----------------    -----------------

Net (loss) applicable to common stock.........................              $  (43,347)          $  (47,480)           $ (47,274)
                                                                      =================    =================    =================

Basic and diluted (loss) per common share:

   (Loss) before extraordinary item...........................               $   (6.17)           $   (6.42)           $   (4.70)
   Extraordinary item.........................................                       -                    -                (1.69)
                                                                      -----------------    -----------------    -----------------
   (Loss) per common share....................................               $   (6.17)           $   (6.42)           $   (6.39)
                                                                      =================    =================    =================

Weighted-average common shares outstanding                                   7,030,000            7,400,000            7,400,000
                                                                      =================    =================    =================


   The accompanying notes are an integral part of the consolidated financial statements.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                    YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                         Additional                            Stockholder's
                                           Common          Paid-In         Accumulated             Note
                                           Stock           Capital           Deficit            Receivable             Total
                                         -----------    --------------    ---------------     ----------------    ----------------
                                                                              (In thousands)

  Balance at December 31, 1996                $  70        $ (35,347)        $  (16,284)              $     -          $ (51,561)
     Accretion to exchangeable
       redeemable senior preferred
       stock (Note F)...............              -           (4,845)                  -                    -             (4,845)
     Dividends on preferred stock...              -                 -           (14,192)                    -            (14,192)
     Net (loss).....................              -                 -           (24,310)                    -            (24,310)
                                         -----------    -------------     --------------      ----------------    ---------------
  Balance at December 31, 1997                $  70        $ (40,192)        $  (54,786)              $     -          $ (94,908)
     Accretion to exchangeable
       redeemable senior
       preferred stock (Note F).....              -          (15,067)                  -                    -            (15,067)
     Dividends on preferred stock                 -                 -           (15,789)                    -            (15,789)
     Financial costs related to the
       sale of preferred stock......              -           (4,339)                  -                    -             (4,339)
     Repurchase and retirement of
       initial warrants.............              -             (535)                  -                    -               (535)
     Stock options exercised in
       exchange for stockholder note
       receivable (Note C)..........              4               551                  -                (555)                   -
     Accrued interest on note
       receivable...................              -                33                  -                 (33)                   -
     Net (loss).....................              -                 -           (16,625)                    -            (16,625)
                                         -----------    -------------     --------------      ----------------    ---------------
  Balance at December 31, 1998                $  74        $ (59,549)        $  (87,200)           $    (588)         $ (147,263)
     Accretion to exchangeable
       redeemable senior
       preferred stock (Note F).....              -           (1,823)                  -                    -             (1,823)
     Dividends on preferred stock                 -                 -           (17,164)                    -            (17,164)
     Purchase and retirement of
       warrants.....................              -           (2,957)                  -                    -             (2,957)
     Accrued interest on note
       receivable...................              -                33                  -                 (33)                   -
     Net (loss).....................              -                 -           (28,287)                    -            (28,287)
                                         -----------    -------------     --------------      ----------------    ---------------
  Balance at December 31, 1999......          $  74        $ (64,296)        $ (132,651)           $    (621)         $ (197,494)
                                         ===========    =============     ==============      ================    ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                -------------------------------------------------
                                                                                    1997              1998             1999
                                                                                    ----              ----             ----
                                                                                                 (In thousands)

Cash flows from operating activities
   Net (loss)..............................................................         $ (24,310)        $(16,625)         $(28,287)
      Adjustments to reconcile net (loss) to net cash provided
         by operating activities:
         Amortization of program broadcast rights..........................             6,401            6,758             8,127
         Depreciation and amortization.....................................            20,971           21,178            15,695
         Amortization and write-off of intangibles and deferred loan costs.            15,779           11,657            14,609
         Amortization of note discount.....................................            13,275           15,090            17,227
         Deferred income taxes.............................................           (12,376)          (8,317)          (10,368)
         Net gain on sale of stations......................................                 -                -            (6,181)
         Loss on early extinguishments of debt.............................                 -                -            20,850
         Other.............................................................               610                -                 -
   Changes in operating assets and liabilities, net of effects of acquisitions:
         Receivables.......................................................            (2,603)            (400)           (1,504)
         Due to sellers....................................................              (153)               -                 -
         Prepaid expenses and other........................................              (206)              36              (356)
         Payments on program broadcast liabilities.........................            (5,937)          (6,399)           (7,455)
         Accounts payable and accrued expenses.............................            (2,281)          (2,157)           (2,482)
         Deferred revenue..................................................              (699)            (805)             (573)
                                                                                --------------    -------------    --------------
           Net cash provided by operating activities.......................             8,471           20,016            19,302
                                                                                --------------    -------------    --------------

Cash flows from investing activities
   Purchase of property and equipment......................................            (6,174)          (6,295)           (7,923)
   Payment for acquisition of stations.....................................                 -                -            (9,359)
   Deposit on and costs of acquisitions....................................                 -                -           (10,294)
   Disbursements on notes receivable-officers..............................                 -             (240)             (720)
   Purchase of intangibles.................................................                 -             (199)                -
   Other, net..............................................................              (108)             152                 5
                                                                                --------------    -------------    --------------
           Net cash (used in) investing activities.........................            (6,282)          (6,582)          (28,291)
                                                                                --------------    -------------    --------------

Cash flows from financing activities
   Principal payments on notes payable.....................................           (14,864)          (4,134)         (262,044)
   Proceeds from issuance of preferred stock...............................                 -          100,000                 -
   Net (payments) borrowings on long-term revolver.........................            10,000          (10,000)           58,500
   Proceeds from long-term borrowing.......................................                 -                -           220,000
   Redemption of senior preferred stock....................................                 -          (92,768)                -
   Purchase of initial warrants............................................                 -             (535)           (2,957)
   Payment of debt and preferred stock acquisition costs...................            (2,768)          (4,354)           (5,523)
                                                                                --------------    -------------    --------------
           Net cash provided by (used in) financing activities.............            (7,632)         (11,791)            7,976
                                                                                --------------    -------------    --------------
           Increase (decrease) in cash and cash equivalents................            (5,443)           1,643            (1,013)
Cash and cash equivalents:
     Beginning.............................................................             8,091            2,648             4,291
                                                                                --------------    -------------    --------------
     Ending................................................................           $ 2,648          $ 4,291            $3,278
                                                                                ==============    =============    ==============

                                                          (Continued)

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                            Years Ended December 31,
                                                                                 ------------------------------------------------
                                                                                     1997             1998             1999
                                                                                     ----             ----             ----
                                                                                                (In thousands)

Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest................................................          $30,489         $ 27,055          $ 30,307
  Cash payments for income taxes............................................              432              152               679
                                                                                 =============    =============    ==============

Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights...................................          $ 6,340         $  6,169          $  8,186
  Purchase of equipment on accounts payable.................................                -                -               500
  Notes payable incurred for purchase of property and equipment.............            4,271            2,943             4,140
  Equipment acquired by barter transactions.................................              388              909               221
  Dividends accrued on redeemable preferred stock...........................           14,192           15,789            17,164
  Stock option exercised in exchange for note receivable....................                -              555                 -
  Accrued interest on note receivable stockholder added to
     additional paid-in capital.............................................                -               33                33
  Accretion to exchangeable redeemable senior preferred stock...............            4,845           15,067             1,823
                                                                                 =============    =============    ==============

Acquisition of station:
  Property and equipment acquired at fair market value......................          $     -         $      -          $  6,238
  Intangible assets acquired ...............................................                -                -            27,376
  Program broadcast rights acquired.........................................                -                -             1,115
  Program broadcast liabilities assumed.....................................                                              (1,115)
  Other, net................................................................                -                -                17
                                                                                 -------------    -------------    --------------
                                                                                            -                -            33,631
  Less:  Fair value of assets swapped.......................................                -                -           (24,272)
                                                                                 -------------    -------------    --------------
  Cash purchase price, including fees paid..................................          $     -         $      -          $  9,359
                                                                                 =============    =============    ==============

Sale of stations:
  Property equipment sold...................................................          $     -         $      -          $  3,076
  Intangible assets sold....................................................                -                -             8,101
  Program broadcast rights sold.............................................                -                -               136
  Program broadcast liabilities transferred.................................                -                -              (145)
                                                                                 -------------    -------------    --------------
                                                                                            -                             11,168
  Gain recognized on sale of stations.......................................                -                -            13,101
                                                                                 -------------    -------------    --------------
                                                                                                                          24,269

  Less:  Fair value of assets swapped.......................................                -                -           (24,272)
  Fees on sales paid in 1998................................................                -                -                59
                                                                                 -------------    -------------    --------------
  Proceeds from sale of station net of fees paid............................          $     -         $      -          $     56
                                                                                 =============    =============    ==============








   The accompanying notes are an integral part of the consolidated financial statements.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE A) - NATURE OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     Benedek Communications Corporation (the "Company") is a holding company with minimal operations other than from its wholly-owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Benedek Broadcasting and its wholly-owned subsidiaries, Benedek License Corporation ("BLC"), Benedek Cable, Inc. ("BCI"), Benedek Interactive Media, Inc. and the WMTV Trust and its subsidiary, WMTV License Co., LLC ("WMTV LLC"). All significant intercompany items and transactions have been eliminated in consolidation.

     During 1998, BCI was formed as the entity through which Benedek Broadcasting delivers The Warner Bros. Television Network programming to local cable companies in 15 of its 20 markets ranked above 100 as measured by Nielsen surveys. BCI holds minimal assets and had insignificant operations in 1998 and 1999.

     During October 1998, in order to comply with certain FCC duopoly rules, Benedek Broadcasting transferred all assets and liabilities related to WMTV-TV, serving Madison, Wisconsin, to the WMTV Trust, a disposition trust, and BLC transferred the related FCC license to WMTV LLC. Since Benedek Broadcasting is the sole beneficiary of this grantor trust, the assets, liabilities and results of operations from this trust are included in the consolidated financial statements of the Company. Due to changes in FCC duopoly rules, the WMTV Trust and its subsidiary WMTV LLC were dissolved subsequent to December 31, 1999 and all assets and liabilities related to them were transferred to Benedek Broadcasting and BLC.

     Benedek Interactive Media, Inc. was formed in December 1999 and has minimal assets and had no operations in 1999.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

SIGNIFICANT ACCOUNTING POLICIES

(1)  Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

(2)  Cash equivalents and concentration

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     At various times during the periods, the Company had cash and cash equivalents on deposit with a financial institution in excess of federal depository insurance limits. The Company has not experienced any credit losses on these deposits.

(3)  Revenues

     Revenue related to the sale of advertising, network compensation and contracted time is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives' commissions.

     Deferred revenues primarily relate to compensation due from the network and national sales representatives at the inception of the network affiliation and the national sales representative agreements, respectively. These revenues are recognized over the life of the agreements on a straight-line method. Since these payments are earned over the life of the respective agreements, the network affiliation payment is recognized over ten years and the national sales representative payments are recognized over five years.

(4)  Barter transactions

     Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast and merchandise or services received are charged to expense (or capitalized as appropriate) when received or used. The transactions are recorded at the fair market value of the asset or service received.

(5)  Program broadcast rights and liabilities

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

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(6)  Deferred loan and acquisition costs

     Deferred loan costs are amounts incurred in connection with long-term financing. The costs are amortized on the interest method over the terms of the related debt security. Costs incurred in connection with long-term financing which is not consummated are expensed at the point in time when the negotiation on the financing ceases. Costs incurred in connection with issuances of preferred stock are included in stockholders' deficit as a permanent reduction of additional paid-in capital.

     Acquisition costs are amounts incurred in connection with acquiring additional television stations. Costs incurred in connection with acquisitions which are not consummated are expensed at the point in time when the negotiation on the acquisition ceases. The acquisition costs related to successful acquisitions are treated as part of the purchase price and are allocated to the assets purchased.

(7)  Property and equipment and intangible assets

(a) Property and equipment are recorded at cost and depreciated using the straight-line method over the following estimated ranges of useful lives:

                                                                  Years
                                                                  -----
           Buildings and improvements........................      5-40
           Towers............................................      5-12
           Transmission equipment............................      3-10
           Other equipment...................................       1-5


     Gains and losses on the disposition of property and equipment are insignificant and are included in depreciation and amortization on the consolidated statement of operations.

     (b) Intangible assets, which include FCC licenses, network affiliation agreements and goodwill, have been recorded at cost and are amortized over 40 years using the straight-line method.

     (c) The Company reviews its property and equipment and intangibles annually to determine potential impairment by comparing the carrying value of the assets with the undiscounted anticipated future cash flows of the related property before interest charges. If the future cash flows are less than the carrying value, the Company would obtain an appraisal or discount the future cash flows to determine fair value, and adjust the carrying value of the assets to the estimated fair value if the fair value is less than the carrying value (Note E).

(8)  Other interest expense

     Other interest expense includes accrued interest added to long-term debt balances, deferred loan cost amortization and write offs (except deferred loan cost write offs related to extraordinary debt extinguishments), financing costs not consummated, and accretion of discounts.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(9)  Income taxes

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

     The Company and its subsidiaries file a consolidated federal income tax return.

(10)  Employee Benefits

     The Company has defined contribution plans covering all eligible employees. The Company's contribution is at the discretion of the Board of Directors.

     The Company self-insures for health benefits which are provided to all full-time employees with specified periods of service. Insurance coverage is maintained by the Company for claims in excess of specific and annual aggregate limits.

     The Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25.

(11)  Earnings (loss) per common share

     Basic per-share amounts are computed by dividing net income adjusted for preferred stock dividends declared and accretion (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has no present dilutive per share amounts, since the inclusion of the Initial Warrants (as defined) and stock options would have been anti-dilutive for the periods presented.

(12)  Interest rate cap agreement

      Interest rate cap agreements are used to manage interest rate exposure by hedging certain liabilities. Income and expense are accrued under the terms of the agreement based on the expected settlement payments and are recorded as a component of interest income or expense.

(13)  Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 1997 and 1998 have been reclassified to conform with the classification adopted for the year ended December 31, 1999. These reclassifications had no effect on the 1997 or 1998 net loss.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(NOTE B) - ACQUISITION, SALE OF STATIONS AND PENDING PURCHASE

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which the Company exchanged the television broadcast assets of KCOY-TV, in Santa Maria, California ("KCOY-TV"), for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado ("KKTV"). Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999, upon which the Company paid $9,000,000 to Ackerley as further consideration in accordance with the agreement.

     The exchange was recorded as a separate sale and acquisition of stations, with the acquisition of KKTV accounted for under the purchase method of accounting. Accordingly, the results of the operations for KKTV are included in the Company's consolidated financial statements since the date of acquisition, May 1, 1999. In addition, the parties entered into a time brokerage agreement for each station, in effect from January 1, 1999 until April 30, 1999. During the time brokerage period, the revenue and expenses of each station went to the account of the buyer, net of applicable time brokerage fees. The net time brokerage fee expense was $508,000 for the year ended December 31, 1999.

     The total purchase price for KKTV was approximately $33,631,000 which consisted of the fair market value of KCOY-TV assets of $24,272,000, cash payment of $9,000,000, and fees of $359,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from the acquisition is being amortized on the straight-line method over a period of 40 years.

     The unaudited pro forma results of operations and earnings per share for the years ended December 31, 1998 and 1999, assuming only the acquisition of KKTV, and assuming both the acquisition of KKTV and disposition of KCOY-TV, had occurred on January 1, 1998 and 1999, are presented in the table below. The 1998 pro forma adjustments for the disposition of KCOY-TV eliminate the revenues and operating expenses of KCOY-TV as of January 1, 1998 but do not give any pro forma effect to the gain on disposition which is reported in 1999.

                                                                              Acquisition of KKTV and
                                        Acquisition of KKTV Only              Disposition of KCOY-TV
                                     --------------------------------     --------------------------------
                                         1998              1999               1998              1999
                                         ----              ----               ----              ----
                                                   (In thousands, except per share data)

Net revenue........................   $   149,760       $   140,406        $   144,209       $   139,613
                                     --------------    --------------     --------------    --------------
(Loss) before extraordinary
       item........................       (16,480)          (15,697)           (16,542)          (15,913)
Extraordinary item.................             -           (12,510)                 -           (12,510)
                                     --------------    --------------     --------------    --------------
Net (loss).........................   $   (16,480)      $   (28,207)       $   (16,542)      $   (28,423)
                                     ==============    ==============     ==============    ==============
Basic and diluted (loss) per
   common share ...................
   (Loss) before extraordinary
       item........................   $     (6.40)      $     (4.69)       $     (6.41)      $     (4.72)
   Extraordinary item..............             -             (1.69)                 -             (1.69)
                                     --------------    --------------     --------------    --------------
   (Loss) per common share.........   $     (6.40)      $     (6.38)       $     (6.41)      $     (6.41)
                                     ==============    ==============     ==============    ==============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The pro forma amounts include certain adjustments to reflect interest expense, amortization of intangibles and income taxes. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of the stations.

     A gain of approximately $13,323,000 was recorded to reflect the sale of KCOY-TV. This gain consisted of the fair market value of KCOY-TV assets of $24,272,000 less their book value of $10,732,000 and fees of $217,000.

     During September 1999, a loss in the amount of approximately $222,000 was recorded to reflect the sale of KTVS-TV, Sterling, Colorado ("KTVS-TV") which was a satellite operation of KGWN-TV Cheyenne, Wyoming ("KGWN-TV"). The Company sold KTVS-TV since KTVS-TV is outside of the KGWN-TV designated market area.

PENDING PURCHASE AND SALE OF STATIONS

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with The Chronicle Publishing Company ("Chronicle") and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC, Inc. ("WGRC"). Pursuant to these agreements, WGRC will acquire the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transfer the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts. The proposed transaction will include an $18,000,000 payment by the Company to WGRC. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 will be funded from the proceeds related to the sale of KOSA-TV discussed below. The transaction will be structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and accounted for under the purchase method of accounting in accordance with APB Opinion No. 16.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company will sell the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8,000,000. Accordingly, the Company recorded a lower of cost or market adjustment of approximately $6,920,000 in 1999 to write down the assets of KOSA-TV to the sales price less estimated selling costs. This loss is included in "net gain on sale of stations" in the consolidated statement of operations.

     The assets of WWLP-TV and KOSA-TV which are held for sale or to be exchanged and their corresponding carrying values as of December 31, 1999 are as follows:

                                                                  WWLP-TV           KOSA-TV
                                                             ---------------    --------------
                                                                      (In thousands)

Property and equipment...............................              $  6,728          $  1,586
Intangible assets....................................                54,520             6,174
                                                             ---------------    --------------
                                                                   $ 61,248          $  7,760
                                                             ===============    ==============

     Both of the above transactions remain subject to FCC approval. It is anticipated that both transactions will be completed in the first quarter of 2000.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(NOTE C) - RELATED PARTY TRANSACTIONS AND 1999 STOCK OPTION PLAN

STOCK OPTION AGREEMENTS

     In 1998, a key employee exercised all outstanding options granted to him under a stock-based compensation plan for the employee. A total of 370,000 options had been outstanding and exercisable throughout 1997 and were all exercised in 1998 at a price of $1.50 per share, which was reduced in 1998 from $3.22 per share based on an independent appraisal. The Company loaned the key employee the funds necessary to pay for the shares under a note which bears interest at 5.93% and is due on December 31, 2007. This recourse note, which is a personal obligation of the employee, is collateralized by the stock which was issued upon exercise of the option, and is classified as a contra equity account in the accompanying consolidated balance sheet.

     In December 1998, the Company's Board of Directors (the "Board") adopted the 1999 Stock Option Plan (the "Plan") whereby from time to time on or before December 31, 2008, options to purchase shares of Class B common stock may be granted to employees, directors or consultants and advisors of the Company and its subsidiaries. The aggregate number of shares of common stock which may be purchased pursuant to options granted at any time under the Plan shall not exceed 240,000. The purchase price per share shall be the fair market value, as defined by the Plan, or an amount determined by the Board. If options are granted to an employee who, at the time of the grant, owns more than ten percent of the voting stock of the Company, the purchase price per share shall be at least one hundred and ten percent of the fair market value, as defined by the Plan. The vesting period of options granted under the Plan are determined by the Board. The maximum term options may be outstanding under the plan is ten years. A total of 165,000 options were granted during 1999 at an exercise price of $15.00 per share, the grant date fair value, which vest in varying increments annually starting on January 1, 2000, becoming fully vested on January 1, 2005. No options were exercised, forfeited, or expired during 1999, thus the 165,000 options were outstanding and none were exercisable at December 31, 1999. The remaining contractual life of the 165,000 options is nine years.

     As permitted under generally accepted accounting principles, the Company accounts for the options under the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, the reported net (loss) and basic and diluted (loss) per common share for the year ended December 31, 1999 would have been $(28,395) and $(6.40), respectively. In determining the pro forma amounts, the fair value per share for each option was estimated to be $6.61 at the grant date by using the Black-Scholes option-pricing model with the following assumptions: no dividends will be paid on the Class B common stock; a risk-free interest rate of 4.44%; an expected life of five years; and an expected price volatility of 43.0%. In 1998 and 1997 there would have been no effect on the reported net (loss) and basic and diluted (loss) per common share determined by the fair value method.

DIRECTOR FEES

     The Company paid fees of approximately $222,000, $601,000 and $871,000 during the years ended December 31, 1997, 1998 and 1999, respectively, to the law firm of Shack & Siegel, P.C., a partner of which serves as a director to the Company.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES RECEIVABLE-OFFICERS

     During 1998 and 1999 the Company issued loans to various officers of the Company for which the total amounts receivable as of December 31, 1998 and 1999 were $275,000 and $995,000, respectively. These notes bear interest at rates ranging from 4.74% to 5.58% and have due dates ranging from July 1, 2000 to September 1, 2002. These notes are personal obligations of the applicable officer and have been issued with recourse.

(NOTE D) - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    December 31,
                                                            -----------------------------
                                                               1998             1999
                                                               ----             ----
                                                                   (In thousands)

Land and improvements................................        $    5,823       $    6,741
Buildings and improvements...........................            28,152           33,498
Towers...............................................            15,163           16,199
Transmission and studio equipment....................            75,615           77,512
Office equipment.....................................             9,298           10,269
Transportation equipment.............................             2,988            3,296
Construction in progress.............................             2,434            3,457
                                                            ------------     ------------
                                                                139,473          150,972

Less accumulated depreciation and amortization.......            76,846           88,190
                                                            ------------     ------------
                                                             $   62,627       $   62,782
                                                            ============     ============

 (NOTE E) - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                   December 31,
                                                          -------------------------------
                                                              1998              1999
                                                              ----              ----
                                                                  (In thousands)

Goodwill.............................................         $ 159,057        $ 148,944
FCC licenses.........................................           117,330          127,313
Network affiliations.................................            58,206           58,348
Other................................................             1,041              743
                                                          --------------    -------------
                                                              $ 335,634        $ 335,348
                                                          ==============    =============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Intangible assets are recorded net of accumulated amortization of $39,273,000 and $58,791,000 as of December 31, 1998 and 1999, respectively. In addition to the $6,920,000 lower of cost or market adjustment on KOSA-TV as discussed in (Note B), during 1999 the Company also wrote down certain stations' goodwill and FCC licenses which were determined to have been impaired based on the Company's estimate of fair value using discounted future cash flows. The write down of approximately $2,762,000 is included in depreciation and amortization on the consolidated statement of operations.

(NOTE F) - REDEEMABLE EQUITY SECURITIES AND DISCOUNT NOTES

SENIOR PREFERRED STOCK

     In 1996, the Company sold 60,000 Units in a private placement, which generated proceeds of $60,000,000. Each Unit consisted of (i) ten shares of 15% Exchangeable Redeemable Senior Preferred Stock due 2007 (the "Original Senior Preferred Stock"), (ii) ten initial warrants to purchase Class A common stock of the Company with an expiration date of July 1, 2007 (the "Initial Warrants"), and (iii) 14.8 contingent warrants to purchase Class A common stock of the Company.

     The Original Senior Preferred Stock and the contingent warrants were redeemed in June 1998 from the proceeds of the Company's May 14, 1998 issuance of 100,000 shares of 11.5% Exchangeable Senior Preferred Stock (the "Senior Preferred Stock"), with an initial liquidation preference equal to proceeds received of $100,000,000.

     The Company used approximately $92,800,000 of the net proceeds from the issuance of the Senior Preferred Stock to redeem the Original Senior Preferred Stock (including approximately $12,100,000 representing premiums relating to the redemption). The balance of the proceeds were used to pay fees related to the transaction and for general corporate purposes, including the reduction of a portion of Benedek Broadcasting's Revolving Credit Facility (hereinafter defined).

     Dividends on the Senior Preferred Stock are cumulative and payable quarterly commencing August 15, 1998 at a rate of 11.5% of the then effective liquidation preference per share. The Company, at its option, may pay dividends on any dividend payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. The Company has been adding the dividends to the liquidation preference from issuance date through December 31, 1999. The Senior Preferred Stock is not redeemable until May 15, 2003 at which time cash dividends are required at a rate of 11.5% of the then effective liquidation preference per share. Thereafter, the Company has the option to redeem these shares in whole or in part at predetermined redemption prices. The Senior Preferred Stock contains various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. Notwithstanding the foregoing, until May 15, 2001, in the event of a public equity offering, a Required Disposition (as defined) or other specified circumstances, the Company may redeem up to 25.0% of the initial liquidation preference at 111.50% of the then effective liquidation preference, provided at least $75,000,000 in liquidation preference remains outstanding.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Since it is management's intention to redeem the Senior Preferred Stock prior to being required to pay cash dividends, the amount of the redemption premium payable at such time is being accreted as a constructive distribution from May 14, 1998 to May 15, 2003. The Senior Preferred Stock is exchangeable into debentures at the Company's option, subject to certain conditions, in whole on any scheduled dividend payment date. The Senior Preferred Stock was exchanged for Senior Preferred Stock registered with the Securities and Exchange Commission pursuant to a registration statement declared effective on June 15, 1998.

JUNIOR PREFERRED STOCK

     In 1996, the Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. Since the Company intends to redeem the Junior Preferred Stock prior to the fifth anniversary, dividends are being accrued at the initial rate. The dividends on the Junior Preferred Stock are cumulative. Prior to June 5, 2001, dividend payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full and will not accumulate.

     The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

     The following table summarizes these activities from December 31, 1997 through December 31, 1999 as follows:

                                                                 Senior            Junior
                                                                Preferred         Preferred
                                                                  Stock             Stock
                                                              --------------    --------------
                                                                      (In thousands)

Balance at December 31, 1997............................           $ 73,660          $ 50,896
    Accrued dividends...................................             11,637             4,152
    Accretion of initial discount and redemption prepayment
       premium..........................................             15,067                 -
    Issuance of Senior Preferred Stock..................            100,000                 -
    Redemption of Original Senior Preferred Stock.......            (92,768)                -
                                                              --------------    --------------
Balance at December 31, 1998............................            107,596            55,048
    Accrued dividends...................................             12,673             4,491
    Accretion of redemption prepayment premium..........              1,823                 -
                                                              --------------    --------------
Balance at December 31, 1999............................           $122,092          $ 59,539
                                                              ==============    ==============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

INITIAL WARRANTS

     At December 31, 1998 and 1999, there were 550,000 and 365,000 of outstanding Initial Warrants, respectively, which expire July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000 which was allocated to paid-in capital. During October 1998 and September 1999, the Company redeemed 50,000 and 185,000 of the outstanding Initial Warrants for $535,000 and $2,957,000, respectively.

DISCOUNT NOTES

     In June 1996, the Company issued Senior Subordinated Discount Notes due 2006 (the "Discount Notes") in the principal amount of $170,000,000. These Discount Notes were issued at a discount of $79,822,000 which generated gross proceeds of $90,178,000. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the Discount Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all other senior debt of the Company. The Discount Notes contain various restrictive covenants. The Discount Notes were exchanged for Discount Notes registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996. See (Note G) for amount outstanding on the Discount Notes at December 31, 1998 and 1999.

     During July 1999, the Company retired a portion of its Discount Notes with a face amount of $3,000,000. The Discount Notes had an accreted value of $2,371,000 and were purchased for a total of $2,591,000 which includes a premium payment for early retirement. The premium payment, totaling $220,000, is included in other interest expense.

     Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations including (i) interest on and principal of the Discount Notes, (ii) redemption of and cash dividends on the Senior Preferred Stock, and (iii) redemption of and cash dividends on the Junior Preferred Stock will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no legal obligation, contingent or otherwise, to pay any amount to the Company or to make funds available to the Company for debt service or any other obligation.

(NOTE G) - NOTES PAYABLE, INTEREST RATE CAP, PLEDGED ASSETS AND LOSS ON EXTINGUISHMENT OF DEBT

(1)    NOTES PAYABLE

TERM LOANS AND REVOLVER

     During 1996, Benedek Broadcasting entered into a credit agreement which included two term loan facilities in an initial aggregate principal amount of $128,000,000. This agreement was amended and restated on December 17, 1997 to convert the existing term loans to new term loans, to amend and delete certain provisions of the agreement and to replace certain parties to the agreement. Associated with this amendment and change in lead banks, fees of $3,631,000 were written off to other interest expense in 1997.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     On May 20, 1999, the Company borrowed $275,000,000 against a new credit facility (the "Credit Facility"), which was amended as of June 18, 1999, with an aggregate borrowing limit of $310,000,000. The proceeds were used by the Company to finance the tender offer of its 11.875% Senior Secured Notes due 2005 (the "Notes") and extinguish the existing credit agreement.

     The new Credit Facility includes a $220,000,000 term loan (the "Term Loan") and a $90,000,000 revolver (the "Revolver") of which approximately $4,200,000 was available at December 31, 1999. The Term Loan and the Revolver bear interest at the Company's option, at a base rate plus 2.25% and 1.75%, respectively, or at a LIBOR rate plus 3.25% or 2.75%, respectively. The interest rates on the Term Loan ranged from 9.41% to 9.43% and the interest rates on the Revolver ranged from 8.68% to 8.78% at December 31, 1999. The margins above the base rate and the LIBOR rate at which the Revolver bears interest are subject to reductions based on certain leverage ratios. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

     The Company is required to make scheduled payments on the Term Loan beginning in 2002 to maturity in 2007. In addition, the Company is required to make prepayments on the Term Loan and the Revolver under certain circumstances, including upon the sale of certain assets and the issuance of certain debt or equity securities. Beginning in 2002, the Company is required to make prepayments on the Term Loan and the Revolver in an amount equal to 50% of excess cash flow.

     The commitment under the Revolver will be permanently reduced over the period from June 2002 to maturity in 2007. In addition, the commitment under the Revolver will be permanently reduced in certain circumstances including upon the sales of certain assets and the issuance of certain debt or equity securities and with excess cash flow. The Company has the right to pay down the Revolver without penalty in increments of $1,000,000.

     The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility contains customary events of default for highly-leveraged financings, including certain changes in ownership or control of the Company. The Credit Facility is secured by the Company's present and future property and assets and the common stock of BLC.

OTHER NOTES

   Other notes payable consist of multiple financing agreements requiring monthly payments including interest from 2.9% to 15.6% on notes maturing from 2000 through 2024 that are collateralized by various assets of the Company.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Notes payable consist of the following:

                                                                     December 31,
                                                         --------------------------------------
                                                               1998                 1999
                                                               ----                 ----
                                                                    (In thousands)

 Senior Secured Notes..........................                $  135,000             $      -
 Revolver......................................                        -                58,500
 Term Loan.....................................                         -              220,000
 Prior year term loans.........................                   108,317                    -
 Discount Notes - see (Note F) for terms.......                   125,413              140,049
 Other.........................................                     6,086                9,030
                                                         -----------------    -----------------
                                                                  374,816              427,579
 Less current maturities.......................                    15,911                1,300
                                                         -----------------    -----------------
                                                               $  358,905           $  426,279
                                                         =================    =================

     At December 31, 1999, the notes provide for annual reductions as follows:


Year Ending December 31,
------------------------
                                                     (In thousands)

2000.....................................              $    1,300
2001.....................................                 141,397
2002.....................................                   3,586
2003.....................................                   2,772
2004.....................................                  11,614
Thereafter...............................                 266,910
                                               -------------------
                                                       $  427,579
                                               ===================

(2)    INTEREST RATE CAP

     During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of December 31, 1999, the settlement rate was 6.18%. The $168,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 24-month term of the cap, and is reported as an other asset in the accompanying consolidated balance sheets. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(3)    LOSS ON EXTINGUISHMENT OF DEBT

     On April 16, 1999, the Company commenced a tender offer and consent solicitation (the "Offer") for any and all of the $135,000,000 in outstanding principal amount of the Notes. The total consideration for each of $1,000 principal of Notes was $1,105.78 which consisted of the Offer price per $1,000 principal of Notes of $1,075.78 and a consent payment of $30 per $1,000 principal amount of Notes.

     On May 20, 1999, the Company redeemed all of the outstanding Notes. The offer was financed through the Credit Facility. A total of $12,510,000 (net of $8,340,000 of applicable income taxes) was reflected as a loss on the early extinguishment of debt which was comprised of prepayment premiums, consent payments, expenses of the transaction and a write-off of unamortized fees associated with the Notes and then existing credit agreement.

(NOTE H) - PROGRAM BROADCAST RIGHTS AND LIABILITIES

Program broadcast rights and program broadcast liabilities consist of the following:

                                                             Program            Program
                                                            Broadcast          Broadcast
                                                             Rights           Liabilities
                                                          --------------     ---------------
                                                                   (In thousands)

Balance at December 31, 1997.........................          $  6,665            $  8,115
     Contracts acquired..............................             6,169               6,169
     Amortization....................................           (6,758)                   -
     Payments........................................                 -             (6,399)
                                                          --------------     ---------------
Balance at December 31, 1998.........................             6,076               7,885
     Contracts acquired..............................             8,186               8,186
     Net addition due to station swap (Note B).......               979                 970
     Amortization....................................           (8,127)                   -
     Payments........................................                 -             (7,455)
                                                          --------------     ---------------
Balance at December 31, 1999.........................          $  7,114            $  9,586
                                                          ==============     ===============

The current maturities of program broadcast liabilities consist of the following:

                                                                   December 31,
                                                        ------------------------------------
                                                             1998                1999
                                                             ----                ----
                                                                  (In thousands)

Program contracts, due in varying installments........         $  7,885            $  9,586
Less current maturities...............................           (6,994)             (8,608)
                                                        ----------------    ----------------
Long-term portion.....................................          $   891             $   978
                                                        ================    ================


                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

The maturities of the contracts are as follows at December 31, 1999:

Year Ending December 31,
------------------------
                                                                              (In thousands)

2000...............................................................             $    8,608
2001...............................................................                    793
2002...............................................................                    161
2003...............................................................                     19
2004...............................................................                      5
                                                                         -----------------
                                                                                $    9,586
                                                                         ==================

     In addition, the Company has entered into noncancellable commitments for future program broadcast rights aggregating approximately $19,464,000 as of December 31, 1999 with future payments as follows:


Year Ending December 31,
------------------------
                                                                              (In thousands)

2000.....................................                                       $    1,892
2001.....................................                                            6,007
2002.....................................                                            4,746
2003.....................................                                            2,443
2004.....................................                                            2,424
Thereafter...............................                                            1,952
                                                                        -------------------
                                                                                $   19,464
                                                                        ===================

(NOTE I) - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                               December 31,
                                                                    -----------------------------------
                                                                         1998               1999
                                                                         ----               ----
                                                                              (In thousands)

             Trade payables...................................            $  1,073            $  3,404
             Barter, net......................................                 526                 271
             Compensation and benefits........................               3,093               3,921
             Interest.........................................               5,624                 601
             Other............................................               1,661               1,972
                                                                    ---------------    ----------------
                                                                         $  11,977           $  10,169
                                                                    ===============    ================

 (NOTE J) - LEASES

     The Company leases land, office space and office and transportation equipment under agreements which expire from 2000 through 2007 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties. The Company currently leases its premises in Parkersburg, West Virginia. The Company has committed to exercise their option to acquire the premises on May 1, 2000 for $650,000.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The Company has the option to purchase its leased premises in Casper, Wyoming upon written notice to the landlord at any time during the 10-year term which expires March 5, 2007. At December 31, 1999, the option purchase price was $400,435 which increases each year through 2004 by six percent and each year thereafter by three percent of the original option purchase price.

     The approximate total minimum rental commitments at December 31, 1999 under these leases are due as follows:

Year Ending December 31,
------------------------
                                                                        (In thousands)

2000.....................................                                      $     923
2001.....................................                                            713
2002.....................................                                            557
2003.....................................                                            307
2004.....................................                                            136
Thereafter...............................                                            312
                                                                       ------------------
                                                                              $    2,948
                                                                       ==================

     Total rental expense under these agreements and other monthly rentals for the years ended 1997, 1998 and 1999 was approximately $1,416,000, $1,244,000, and $1,127,000, respectively.

     The Company is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1997, 1998 and 1999 was approximately $1,030,000, $990,000, and $1,000,000, respectively.

(NOTE K) - INCOME TAX MATTERS

     On June 6, 1996 when the Company changed tax status, the accumulated deficit of $41,073,000 which existed on that date was reclassified to additional paid-in capital.

     The deferred tax assets and liabilities consist of the following components for the Company:

                                                                          December 31,
                                                                 ---------------------------------
                                                                      1998               1999
                                                                      ----               ----
                                                                          (In thousands)
Deferred tax assets:
   Loss carryforwards....................................              $  5,385           $ 10,458
   Receivable allowances and accruals....................                 1,191              1,085
   Network agreements....................................                 1,178              1,205
   Original issue discount...............................                14,094             20,585
                                                                 ---------------    ---------------
                                                                         21,848             33,333
                                                                 ---------------    ---------------
Deferred tax liabilities:
   Property and equipment................................                 7,877              6,788
   Intangibles...........................................                46,545             48,751
                                                                 ---------------    ---------------
                                                                         54,422             55,539
                                                                 ---------------    ---------------
   Net deferred tax liability............................            $ (32,574)         $ (22,206)
                                                                 ===============    ===============

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The total income tax benefit for the years ended December 31, 1997, 1998 and 1999 was $12,027, $8,052 and $9,717, respectively. Those amounts have been allocated to the following financial statement items:

                                              1997               1998                1999
                                          --------------    ----------------    ----------------
                                                              (In thousands)

Loss from continuing operations......          $ 12,027            $  8,052           $   1,377
Extraordinary item...................                 -                   -               8,340
                                          --------------    ----------------    ----------------
                                               $ 12,027            $  8,052           $   9,717
                                          ==============    ================    ================

     The income tax benefit related to continuing operations before income taxes and the extraordinary item for the Company consisted of the following:

                                              1997               1998                1999
                                          --------------    ----------------    ----------------
                                                              (In thousands)

Current tax expense..................          $  (349)            $  (265)           $   (651)
Deferred tax benefit.................            12,376               8,317               2,028
                                          --------------    ----------------    ----------------
                                               $ 12,027            $  8,052           $   1,377
                                          ==============    ================    ================

     Under the provisions of the Internal Revenue Code, the Company and its subsidiaries have approximately $26,200,000 of net operating loss carryforwards which expire in 2007 through 2019 that are available to offset future tax liabilities.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                                      December 31,
                                                       ---------------------------------------------
                                                          1997             1998             1999
                                                       ------------     ------------     -----------

Computed "expected" income tax benefit............       (35.0)%          (35.0)%         (35.0)%
Increase (decrease) resulting from:
    State income taxes, net of federal effect.....        (5.0)            (5.0)           (5.0)
    Nondeductible amortization and expenses.......         5.1              7.7            12.7
    Nondeductible write-off of intangibles
       related to sale of station.................           -                -            16.1
    Other, net....................................         1.8             (0.3)            3.2
                                                       ------------     ------------     -----------
Effective tax rate................................       (33.1)%          (32.6)%          (8.0)%
                                                       ============     ============     ===========


     The tax effect related to the extraordinary item (Note G) is deferred and it approximates the statutory U.S. tax rate.

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

 (NOTE L) - PREFERRED AND COMMON STOCK

     The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 550,000 was issued and outstanding as of December 31, 1999. The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,950,000 unissued shares.

     The following table summarizes common stock:

                                                                                       December 31,
                                                                           ------------------------------------
                                                                                 1998                1999
                                                                                 ----                ----
 Common stock, Class A par value $0.01, one vote per share
    Authorized shares............................................              10,000,000         10,000,000
    Issued and outstanding shares................................                    None               None

 Common stock, Class B par value $0.01, ten votes per share, convertible into Class A common stock at a ratio of 1:1
    Authorized shares............................................              10,000,000         10,000,000
    Issued and outstanding shares................................               7,400,000          7,400,000


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

     Cash and cash equivalents, current receivables and current payables have carrying values which approximate fair value because of the short-term nature of those instruments. The floating rate long-term debt carrying amount approximates fair value because the interest rate fluctuates with the bank's lending rate. The interest rate cap agreement carrying value approximates fair value due to the relationship of the cap rate to current interest rates.

     The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities at December 31, 1998 and 1999:

                                                         1998                                 1999
                                           ---------------------------------    ---------------------------------
                                             Carrying           Estimated          Carrying          Estimated
                                              Amount           Fair Value           Amount          Fair Value
                                           --------------     --------------    ---------------    --------------
                                                                      (In thousands)
Program broadcast liabilities                   $  7,885           $  7,461           $  9,586          $  9,081
Other notes payable.................               6,086              6,086              9,030             9,030
Notes...............................             135,000            147,150                  -                 -
Discount Notes......................             125,413            117,300            140,049           152,387
Senior Preferred Stock..............             107,596             69,000            122,092            82,000
Junior Preferred Stock..............              55,048             48,478             59,539            54,778

                BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The fair value of program broadcast liabilities and other notes payable were estimated using the discounted cash flow method.

     The fair value of the Discount Notes, Notes and Senior Preferred Stock were estimated using readily available quoted market prices.

     The fair value of the Junior Preferred Stock is estimated using discounted cash flow analysis, based on the interest rate, preferences and other risks inherent in the instrument.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgments regarding current economic conditions, future expected cash flows, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties, and therefore, cannot be calculated with precision. Changes in assumptions could significantly affect these estimates.

(NOTE N) - PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since the Company's only derivative financial instrument is an interest rate cap.

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Benedek Communications Corporation and Subsidiaries
Rockford, Illinois

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                              /s/ McGLADREY & PULLEN, LLP

Rockford, Illinois
February 18, 2000

                                                                     SCHEDULE II

                            BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS

                                                                               Additions
                                           Balance at         Balances         Charged to        Deductions       Balance at
                                           Beginning         Acquired in       Costs and         Described          End of
                                           of Period         Acquisition        Expenses            (1)             Period

                                          ------------------------------------------------------------------------------------
Deducted from asset account -
allowance for doubtful accounts:

  Year ended December 31, 1997                $483,519           $ -            $231,480          $243,347         $471,652
  Year ended December 31, 1998                 471,652             -             552,357           543,834          480,175
  Year ended December 31, 1999                 480,175             -             642,988           440,398          682,765


(1)   Uncollectible accounts written off, net of recoveries
