Form 10-Q
period 2000-03-31
BENEDEK COMMUNICATIONS CORP
filed 2000-05-15
CIK 1017522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934`

                      FOR THE QUARTER ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBER: 333-09529
                                 --------------
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

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date:
At May 11, 2000, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

================================================================================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


ITEM
NUMBER                           PART I -- FINANCIAL STATEMENTS                                     PAGE
------                                                                                              ----
Item 1.      Financial Statements
             Introductory Comments...............................................................     2
             Consolidated  Balance Sheets as of December 31, 1999 and March 31, 2000.............     3
             Consolidated Statements of Operations for the Three Months Ended
                 March 31, 1999 and 2000.........................................................     4
             Consolidated Statements of Stockholders' (Deficit) for the Three
                 Months Ended March 31, 2000 ....................................................     5
             Consolidated Statements of Cash Flows for the Three Months Ended
                 March 31, 1999 and 2000.........................................................     6
             Notes to Consolidated Financial Statements..........................................     8

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................    11

                                 PART II -- OTHER INFORMATION
Item 1.      Legal Proceedings...................................................................    17
Item 6.      Exhibits and Reports on Form 8-K....................................................    17
Signatures ......................................................................................    18

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS.

IMPORTANT EXPLANATORY NOTE:

         This Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation ("Benedek Communications"). Unless the context otherwise requires, references to the "Company" refer to Benedek Communications and its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting operates twenty-three television stations and owns the following subsidiaries:
Benedek License Corporation ("BLC"), The WMTV Trust and its subsidiary, WMTV License Co., LLC ("WMTV LLC"), Benedek Interactive Media, LLC ("BIM") and Benedek Cable, Inc. ("BCI"), a non-recourse subsidiary. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these Financial Statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of the Company for the fiscal year ended December 31, 1999.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,            MARCH 31,
                                                                                        1999                  2000
                                                                                ------------------     ----------------
                                         ASSETS                                                (UNAUDITED)
                                                                                             (IN THOUSANDS)
Current Assets
   Cash and cash equivalents....................................................     $   3,278            $   2,222
   Receivables
         Trade, net.............................................................        27,619               23,184
      Notes receivable-officers.................................................           275                  305
      Due from Sellers..........................................................             -                  928
      Other.....................................................................           983                  771
   Current portion of program broadcast rights..................................         5,844                4,234
   Prepaid expenses.............................................................         1,979                2,483
   Deferred income taxes........................................................         1,085                1,085
                                                                                    -----------         ------------
             TOTAL CURRENT ASSETS...............................................        41,063               35,212
                                                                                    -----------         ------------
Property and equipment .........................................................        62,782               78,957
                                                                                    -----------         ------------
Intangible assets ..............................................................       335,348              389,093
                                                                                    -----------         ------------
Other assets
   Program broadcast rights, less current portion ..............................         1,270                1,562
   Deferred loan costs..........................................................         6,060                5,661
   Deposit on and costs of acquisitions.........................................        10,294                    -
   Notes receivable-officers....................................................           720                  940
   Other........................................................................           239                  172
                                                                                    -----------         ------------
                                                                                        18,583                8,335
                                                                                    -----------         ------------
                                                                                     $ 457,776            $ 511,597
                                                                                    ===========         ============
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable..........................................     $   1,300            $   1,176
   Current portion of program broadcast liabilities.............................         8,608                6,463
   Accounts payable and accrued expenses .......................................        10,169               11,721
   Deferred revenue.............................................................           579                  592
                                                                                    -----------         ------------
             TOTAL CURRENT LIABILITIES..........................................        20,656               19,952
                                                                                    -----------         ------------
Long-Term Obligations
   Notes payable ...............................................................       426,279              428,013
   Program broadcast liabilities ...............................................           978                1,495
   Deferred revenue ............................................................         2,435                2,294
   Deferred income taxes .......................................................        23,291               54,859
                                                                                    -----------         ------------
                                                                                       452,983              486,661
                                                                                    -----------         ------------
Exchangeable redeemable senior preferred stock  ................................       122,092              125,961
                                                                                    -----------         ------------
Seller junior discount preferred stock .........................................        59,539               60,718
                                                                                    -----------         ------------
Stockholders' (Deficit)
   Common stock, Class A........................................................             -                    -
   Common stock, Class B........................................................            74                   74
   Additional paid-in capital...................................................       (64,296)             (64,758)
   Accumulated deficit..........................................................      (132,651)            (116,379)
   Stockholder's note receivable ...............................................          (621)                (632)
                                                                                    -----------         ------------
                                                                                      (197,494)            (181,695)
                                                                                    -----------         ------------
                                                                                     $ 457,776            $ 511,597
                                                                                    ===========         ============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------------
                                                                       1999                 2000
                                                                       ----                 ----
                                                                              (UNAUDITED)
                                                                    (IN THOUSANDS, EXCEPT SHARE AND
                                                                            PER SHARE DATA)
Net revenues..................................................        $    32,281       $   31,733
                                                                    --------------    -------------
Operating expenses:
   Selling, technical and program expenses....................             15,187           16,050
   General and administrative.................................              6,660            5,604
   Depreciation and amortization..............................              7,814            5,196
   Corporate..................................................              1,241            1,349
                                                                    --------------    -------------
                                                                           30,902           28,199
                                                                    --------------    -------------
Net gain on sale of stations .................................                  -           61,300
                                                                    --------------    -------------
            Operating income..................................              1,379           64,834
                                                                    --------------    -------------
Financial income (expense):
   Interest expense:
       Cash interest..........................................             (6,343)          (6,776)
       Other interest.........................................             (4,540)          (4,915)
                                                                    --------------    -------------
                                                                          (10,883)         (11,691)
   Interest income............................................                 38              262
                                                                    --------------    -------------
                                                                          (10,845)         (11,429)
                                                                    --------------    -------------
   Income (loss) before income tax benefit ...................             (9,466)          53,405
Income tax (expense) benefit .................................              3,254          (32,557)
                                                                    --------------    -------------
Net income (loss)  ...........................................             (6,212)          20,848
Preferred stock dividends and accretion.......................             (4,558)          (5,049)
                                                                    --------------    -------------
Net income (loss) applicable to common stock..................        $   (10,770)      $   15,799
                                                                    ==============    =============
Basic earnings (loss) per common share........................        $     (1.46)      $     2.14
                                                                    ==============    =============
Weighted-average common shares outstanding-basic..............          7,400,000        7,400,000
                                                                    ==============    =============
Diluted earnings (loss) per common share......................        $     (1.46)      $     1.99
                                                                    ==============    =============
Weighted-average common shares outstanding-diluted............          7,400,000        7,930,000
                                                                    ==============    =============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                        THREE MONTHS ENDED MARCH 31, 2000

                                                       ADDITIONAL                            STOCKHOLDER'S
                                        COMMON           PAID-IN          ACCUMULATED            NOTE
                                         STOCK           CAPITAL            DEFICIT           RECEIVABLE              TOTAL
                                      -----------     -------------     ---------------     ---------------      --------------
                                                                          (UNAUDITED)
                                                                        (IN THOUSANDS)
Balance at December 31, 1999......       $  74         $ (64,296)        $ (132,651)           $  (621)           $ (197,494)
   Accretion to exchangeable
     redeemable senior preferred
     stock .......................           -              (473)                 -                  -                  (473)
   Dividends on preferred
       stock......................           -                 -             (4,576)                 -                (4,576)
   Accrued interest on note
     receivable...................           -                11                  -                (11)                    -
   Net income ....................           -                 -             20,848                  -                20,848
                                        -------       ------------      -------------         ----------         ------------
Balance at March 31, 2000.........       $  74         $ (64,758)        $ (116,379)           $  (632)           $ (181,695)
                                        =======       ============      =============         ==========         ============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                    1999               2000
                                                                                    ----               ----
                                                                                         (UNAUDITED)
                                                                                       (IN THOUSANDS)

Cash flows from operating activities
   Net income (loss).......................................................          $ (6,212)         $  20,848
      Adjustments to reconcile net (loss) to net cash provided
         by operating activities:
         Amortization of program broadcast rights..........................             1,939              2,071
         Depreciation and amortization.....................................             5,377              2,779
         Amortization of intangibles and deferred loan costs...............             2,913              2,828
         Amortization of note discount.....................................             4,028              4,495
         Deferred income taxes.............................................            (3,397)            31,568
         Net gain on sale of stations......................................                 -            (61,300)
   Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
         Receivables.......................................................             3,052              4,396
         Due from sellers..................................................                 -               (928)
         Prepaid expenses and other........................................              (275)              (503)
         Payments on program broadcast liabilities.........................            (2,218)            (2,318)
         Accounts payable and accrued expenses.............................            (2,871)             1,549
         Deferred revenue..................................................              (262)              (128)
                                                                                     ---------          ---------
           Net cash provided by operating activities.......................             2,074              5,357
                                                                                     ---------          ---------

Cash flows from investing activities
   Purchase of property and equipment......................................            (1,981)            (2,426)
   Payment for acquisition of stations.....................................                 -             (8,775)
   Proceeds from sale of station...........................................                 -              7,388
   Other, net..............................................................                16                285
                                                                                     ---------          ---------
           Net cash (used in) investing activities.........................            (1,965)            (3,528)
                                                                                     ---------          ---------

Cash flows from financing activities
   Principal payments on notes payable.....................................            (3,074)            (2,885)
   Net borrowings on long-term revolver ...................................             1,000                  -
   Payment of debt and preferred stock acquisition costs...................              (282)                 -
                                                                                     ---------          ---------
           Net cash (used in) financing activities.........................            (2,356)            (2,885)
                                                                                     ---------          ---------
           (Decrease) in cash and cash equivalents.........................            (2,247)            (1,056)
Cash and cash equivalents:
     Beginning.............................................................             4,291              3,278
                                                                                     ---------          ---------
     Ending................................................................          $  2,044           $  2,222
                                                                                     =========          =========

                                   (Continued)

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------------
                                                                                      1999                 2000
                                                                                      ----                 ----
                                                                                            (UNAUDITED)
                                                                                           (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest................................................       $ 10,384             $   7,148
  Cash payments for income taxes............................................            264                     8
                                                                                   ========             =========
Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights...................................       $    684             $     920
  Notes payable incurred for purchase of property and equipment.............            394                     -
  Equipment acquired by barter transactions.................................             56                    63
  Dividends accrued on redeemable preferred stock...........................          4,112                 4,576
  Accrued interest on note receivable stockholder added to
     additional paid-in capital.............................................              8                    11
  Accretion to exchangeable redeemable senior preferred stock...............            446                   473
                                                                                   ========             =========
Acquisition of stations:
  Property and equipment acquired at fair market value......................       $      -             $  25,563
  Intangible assets acquired ...............................................              -               116,432
  Program broadcast rights acquired.........................................              -                 2,422
  Program broadcast liabilities assumed.....................................              -                (2,346)
  Other, net................................................................              -                   (75)
                                                                                   --------             ---------
                                                                                                          141,996
  Less:  Fair value of assets swapped.......................................              -              (122,927)
                                                                                   --------             ---------
  Cash purchase price, including fees paid..................................              -                19,069
  Less:  Deposit and costs paid in 1999 ....................................              -               (10,294)
                                                                                   --------             ---------
  Payment and costs paid in 2000 ...........................................       $      -             $   8,775
                                                                                   ========             =========
Sale of stations:
  Property and equipment sold...............................................              -             $   8,876
  Intangible assets sold....................................................              -                60,258
  Program broadcast rights sold.............................................              -                 2,589
  Program broadcast liabilities transferred.................................              -                (2,627)
  Other, net ...............................................................              -                   (81)
                                                                                   --------             ---------
                                                                                                           69,015
  Gain recognized on sale of stations ......................................              -                61,300
                                                                                   --------             ---------
                                                                                                          130,315
  Less:  Fair value of assets swapped.......................................              -              (122,927)
                                                                                   --------             ---------
  Proceeds from sale of station net of fees paid............................       $      -             $   7,388
                                                                                   ========             =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

     The Company is a holding company with minimal operations other than from its wholly owned subsidiary, Benedek Broadcasting. Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Benedek Broadcasting and its wholly owned subsidiaries, BLC, BCI, BIM, and the WMTV LLC. All significant intercompany items and transactions have been eliminated in consolidation.

     During 1998, BCI was formed as the entity through which Benedek Broadcasting delivers The Warner Bros. Television Network programming to local cable companies in 15 of its 20 markets ranked above 100 as measured by Nielsen surveys. BCI holds minimal assets and had insignificant operations in both 1999 and 2000.

     During October 1998, in order to comply with certain FCC duopoly rules, Benedek Broadcasting transferred all assets and liabilities related to WMTV-TV, serving Madison, Wisconsin, to the WMTV Trust, a disposition trust, and BLC transferred the related FCC license to WMTV LLC. Since Benedek Broadcasting is the sole beneficiary of this grantor trust, the assets, liabilities and results of operations from this trust are included in the consolidated financial statements of the Company. Due to changes in FCC duopoly rules, the WMTV Trust and its subsidiary, WMTV LLC were dissolved February 29, 2000 and all assets and liabilities related to them were transferred to Benedek Broadcasting and BLC, respectively.

     BIM was formed in December 1999 and has minimal assets and had no operations in either 1999 or 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(NOTE B) - ACQUISITION AND SALE OF STATIONS

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with The Chronicle Publishing Company ("Chronicle") and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC, Inc. ("WGRC"). Pursuant to these agreements, WGRC acquired the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transferred the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts, and an additional $18,000,000 payment by the Company to WGRC for the Chronicle stations. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and accounted for under the purchase method of accounting in accordance with APB Opinion No. 16.

     The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $141,996,000 which consisted of the fair market value of the WWLP-TV assets of $122,927,000, cash payment of $18,000,000 and fees and costs of the transaction of approximately $1,069,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date on March 31, 2000.

     A gain of approximately $61,193,000 was recorded to reflect the disposition of WWLP-TV. The gain consisted of the fair market value of the WWLP-TV assets of $122,927,000 less their book value of $61,431,000 and fees of approximately $303,000.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8,000,000 on March 21, 2000. A gain of approximately $107,000 was recorded on the sale of KOSA-TV which consisted of the excess of the $8,000,000 sale price over the book value of the assets of $7,584,000 less fees of the transaction. The Company wrote down the KOSA-TV assets during 1999 by $6,920,000, as a result of the signing of the Asset Purchase Agreement with ICA which contemplated the sale.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The unaudited pro forma results of operations and earnings per share for the three months ended March 31, 1999 and 2000, assuming only the acquisitions of WOWT-TV and KAKE-TV ("Acquisitions"), and assuming both the Acquisitions and dispositions of WWLP-TV and KOSA-TV (the "Dispositions"), had occurred on January 1, 1999, are presented in the table below.

                                              Acquisitions                 Acquisitions and Dispositions
                                     -------------- -- --------------     -------------- -- --------------
                                         1999              2000               1999              2000
                                         ----              ----               ----              ----
                                                    (In thousands, except per share data)

Net revenue........................   $   39,370       $   39,169         $   35,689         $  35,182
                                     --------------    --------------     --------------    --------------
Net (loss).........................   $   (6,465)      $   (5,033)        $   (6,583)        $  (5,714)
                                     ==============    ==============     ==============    ==============
   (Loss) per common share.........   $    (1.49)      $    (1.36)        $    (1.51)        $   (1.45)
                                     ==============    ==============     ==============    ==============


     The pro forma results of operations and earnings per share for the three months ended March 31, 1999 and 2000 refer to the operating results of the Acquisitions and Dispositions as if such Stations were owned or sold by the Company on January 1, 1999 with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the sale of stations for either period presented.


(NOTE C) - PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since currently the Company's only derivative financial instrument is an interest rate cap.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Wherever possible the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. Actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including changes in national and regional economies, competition in the television business, pricing fluctuations in local and national advertising, program ratings and changes in programming costs, among other factors. The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise.

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

     The historical financial data reflects the results of operations through the date of the sale of KOSA-TV, the Company's station in Odessa, Texas ("KOSA-TV") which was sold to ICA Broadcasting I, Ltd. ("ICA") effective on March 22, 2000. In addition, the historical financial data reflects the results of operations of WWLP-TV, Springfield, Massachusetts ("WWLP-TV") which was exchanged for the television broadcast assets of KAKE-TV, Wichita, Kansas ("KAKE-TV") and WOWT-TV, Omaha, Nebraska ("WOWT-TV") effective on March 31, 2000 (the "2000 Swap"). The effect of this exchange on the historical financial data is that the assets of KAKE-TV and WOWT-TV have been included while the assets of WWLP-TV have been excluded from the consolidated balance sheets of the Company as of March 31, 2000.

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

     The Company owns 23 network-affiliated television stations (the "Stations") in the United States. The Stations are diverse in geographic and network affiliation, serve small to medium-sized markets and, in the aggregate, reach communities in 24 states. Eleven of the Stations are affiliated with CBS, seven are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox.

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

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with Chronicle and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC. WGRC acquired the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transferred the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts, and an additional $18.0 million payment by the Company to WGRC for the Chronicle Stations. At December 31, 1999, the Company had deposited $10.0 million in an escrow account related to this transaction. The remaining $8.0 million was funded from the proceeds of the sale of KOSA-TV as discussed below. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and recorded under the purchase method of accounting.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA pursuant to which the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8.0 million. Accordingly, the Company recorded a lower of cost or market adjustment of approximately $6.9 million in 1999 to write down the assets of KOSA-TV to the sales price less estimated selling costs. This transaction was completed on March 21, 2000.

     In January 2000, the FCC granted its approval to assign all of the FCC licenses and authorizations from WMTV License Co., LLC ("License Co.") to BLC. License Co. was wholly owned by Philip A. Jones, solely in his capacity as trustee under The WMTV Trust, which was formed to hold the assets of television station WMTV (TV), Madison, Wisconsin to comply with FCC rules and regulations. On February 29, 2000, The WMTV Trust transferred all of the assets of WMTV to Benedek Broadcasting, and License Co. transferred all of the FCC licenses and authorizations to BLC.

     The following table sets forth certain historical results of the operations and operating data for the periods indicated.

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  1999             2000
                                                                  ----             ----
                                                                      (IN THOUSANDS)

              Operating income.........................           1,379           64,834
                  Add:
                    Amortization of program broadcast
                    rights.............................           1,939            2,071
                    Depreciation and amortization......           7,814            5,196
                    Corporate expenses.................           1,241            1,349
                    Operating loss of BCI..............              60                -
                  Less:
                    Payments on program
                       broadcast liabilities...........          (2,218)          (2,318)
                    Net gain on sale of stations......               -           (61,300)
                    Operation gain of BCI..............               -              (42)
                                                                 ------          -------
              Broadcast cash flow(1)...................          10,215            9,790
                                                                 ======          =======

(1) Excludes BCI, a nonrecourse subsidiary

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The following table provides both historical information and Same Station information for the year ended March 31, 1999 and 2000. The Same Station information gives effect to the 1999 Swap, the 2000 Swap and KOSA-TV disposition as if the exchanges and disposition were consummated prior to January 1, 1999.


                                                 HISTORICAL                          SAME STATION1
                                        THREE MONTHS ENDED MARCH 31,         THREE MONTHS ENDED MARCH 31,
                                        ----------------------------         ----------------------------
                                        1999        2000      % CHANGE      1999        2000       % CHANGE
                                        ----        ----      --------      ----        ----       --------
                                                                  (IN THOUSANDS)
Local/regional.....................     $20,728     $19,582      (5.5)%    $23,084     $22,009       (4.7)%
National...........................      11,030      12,188      10.5       12,302      13,231        7.6
Political..........................         173         831     380.3          184         903      390.8
Other..............................       5,154       4,164     (19.2)       4,738       4,322       (8.8)
                                       --------    --------  --------     --------   ---------     ------
                                         37,085      36,765      (0.9)      40,308      40,465        0.4
Direct costs.......................       4,804       5,032       4.7        5,324       5,483        3.0
                                       --------    --------  --------     --------   ---------     ------
Net revenues.......................     $32,281     $31,733      (1.7)%    $34,984     $34,982        0.0%
Operating expenses:
    Selling, technical and
      program expenses.............      15,187      16,050       5.7       17,627      18,102        2.7
    General and administrative.....       6,660       5,604     (15.9)       6,189       6,248        1.0
    Depreciation and amortization.        7,814       5,196     (33.5)       8,011       6,560      (18.1)
    Corporate......................       1,241       1,349       8.7        1,241       1,349        8.7
                                       --------    --------  --------     --------   ---------     ------
                                         30,902      28,199      (8.8)      33,068     32,259        (2.4)
                                       --------    --------  --------     --------   ---------     ------
Net gain (loss) on sale of stations           -      61,300     100.0            -          -           -
                                       --------    --------  --------     --------   ---------     ------
    Operating income...............     $ 1,379     $64,834   4,601.5%     $ 1,916    $ 2,723        42.1%
                                       ========    ========  ========     ========   ========      ======

Broadcast cash flow(1).............     $10,215     $ 9,790      (4.2)%    $10,969    $10,644      (3.0)%
Broadcast cash flow margin(1)......       31.6%       30.9%                  31.4%      30.5%
Adjusted EBITDA(1).................     $ 8,974     $ 8,441      (5.9)%    $ 9,728    $ 9,295      (4.5)%
Adjusted EBITDA margin(1)..........       27.7%       26.6%                  27.8%      26.6%

   (1)Excludes BCI, a nonrecourse subsidiary


     Net revenues for the three months ended March 31, 2000 decreased $0.6 million or 1.7% to $31.7 million from $32.3 million for the three months ended March 31, 1999. Political advertising revenue for the three months ended March 31, 2000 was $0.8 million compared to $0.2 million for the three months ended March 31, 1999. Gross revenues excluding political advertising revenue decreased $1.0 million or 2.6% to $35.9 million from $36.9 million for the three months ended March 31, 1999. The decrease was caused by lower than expected advertising revenues in the Company's small-to medium-sized markets. The Company has not experienced the increase in revenues from internet-related advertising that has had a positive effect on revenues of broadcasters in larger markets during the three months ended March 31, 2000.

     On a Same Station basis, net revenues for the three months ended March 31, 2000 were flat at $35.0 million for both the three months ended March 31, 1999 and 2000. Network revenue decreased by $0.3 million on a Same Station basis for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 as a result of a decrease in compensation resulting from the Company's new contract with ABC for five of its Stations, the effects of which will be phased in over the contract term through 2004.

     Operating expenses for the three months ended March 31, 2000 decreased $2.7 million or 8.8% to $28.2 million from $30.9 million for the three months ended March 31, 1999. The decrease in operating expenses was caused by a decrease in depreciation and amortization and increased costs reflected in the three months ended March 31, 1999 due to the effect of the 1999 Swap. As a percentage of net revenues, operating expenses decreased to 88.9% for the three months ended March 31, 2000 compared to 95.7% for the same period ending 1999. On a Same Station basis, operating expenses for the three months ended March 31, 2000 decreased $0.8 million or 2.4% to $32.3 million from $33.1 million for the three months ended March 31, 1999. The decrease in operating expenses resulted primarily from a reduction in depreciation and amortization while other expenses were held flat.

     Net gain on sale of stations for the three months ended March 31, 2000 was $61.3 million. A gain of $61.2 million was recorded to reflect the exchange of WWLP-TV assets for KAKE-TV and WOWT-TV. The gain consisted of the fair market value of the WWLP-TV assets of $122.9 million less their book value of $61.4 million and fees of $0.3 million. In addition, a gain of $0.1 million reflected the sale of KOSA-TV for $8.0 million less the book value of the assets of $7.6 million and fees of the transaction.

     Operating income for the three months ended March 31, 2000 increased $63.4 million to $64.8 million from $1.4 million for the three months ended March 31, 1999 due to the net gain on sale of stations. On a Same Station basis, operating income for the three months ended March 31, 2000 increased $0.8 million or 42.1% to $2.7 million from $1.9 million for the three months ended March 31, 1999.

     Financial (expenses), net for the Company for the three months ended March 31, 2000 increased $0.8 million or 7.4% to $11.7 million from $10.9 million in the three months ended March 31, 1999 as a result of higher levels of debt.

     Income tax expense for the Company for the three months ending March 31, 2000 was $32.6 million as compared to a benefit of $3.3 million for the three months ended March 31, 1999. The increase in income taxes is due to the $61.3 million gain on the sales of WWLP-TV and KOSA-TV. In addition, $25.4 million of assets of WWLP-TV and KOSA-TV were nondeductible goodwill, which contributed to the increase in income taxes for the three months ended March 31, 2000.

     At March 31, 2000 the Company had approximately $18.6 million in net operating loss carryforwards which expire in 2007 through 2019 that are available to offset future tax liabilities.

     Net income for the Company was $20.8 million for the three months ended March 31, 2000 as compared to a net loss of $(6.2) million for the three months ended March 31, 1999.

     Broadcast cash flow for the three months ended March 31, 2000 decreased $0.4 million or 4.2% to $9.8 million from $10.2 million for the three months ended March 31, 1999. As a percentage of net revenues, broadcast cash flow margin decreased to 30.9% for the three months ended March 31, 2000 from 31.6% for the three months ended March 31, 1999.

     On a Same Station basis, broadcast cash flow for the three months ended March 31, 2000 decreased $0.3 million or 3.0% to $10.6 million from $10.9 million for the three months ended March 31, 1999. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis decreased to 30.5% for the three months ended March 31, 2000 from 31.4% for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $5.4 million for the three months ended March 31, 2000 compared to $2.1 million for the three months ended March 31, 1999. Cash payments of interest expense totaled $7.1 million for the three months ended March 31, 2000 as compared to $10.4 million for the three months ended March 31, 1999 and resulted in the decrease in cash flows from operating activities.

     Cash Flows from Investing Activities were $(3.5) million for the three months ended March 31, 2000, as compared to $(2.0) million for the three months ended March 31, 1999. Cash flows from investing activities included $8.8 million of costs and fees associated with the 2000 Swap which was offset, in part, by $7.4 million of net proceeds from the sale of KOSA-TV.

     Cash Flows from Financing Activities were $(2.9) million for the three months ended March 31, 2000 compared to $(2.4) million for the three months ended March 31, 1999. The three months ended March 31, 1999 included a $1.0 million drawdown on the Company's Revolver (as defined below).

      The Company's Credit Facility includes an aggregate borrowing limit of $310.0 million consisting of a $220.0 million term loan (the "Term Loan") and a $90.0 million revolving credit facility (the "Revolver"). The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility also contains customary events of default for highly-leveraged financings, including certain changes in ownership or control of the Company. The Company and its lenders amended the Credit Facility as of March 23, 2000 to modify the maximum Senior Leverage Ratio (as defined in the Credit Facility) applicable for all fiscal quarters of the year ending December 31, 2000.

     At March 31, 2000, the Company had borrowed $220.0 million under the Term Loan and $58.5 million under the Revolver. At March 31, 2000, the Company could have borrowed approximately an additional $14.0 million under the Revolver. During the three months ended March 31, 2000, the highest outstanding balance under the Revolver was $58.5 million. The Company's ability to draw funds under the Revolver is limited by its level of earnings and its ability to meet certain financial covenants.

PENDING ADOPTION OF ACCOUNTING STANDARD

     The FASB (Financial Accounting Standards Board) has issued FASB statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since currently the Company's only financial instrument is an interest rate cap.

                                     PART II



ITEM 1. LEGAL PROCEEDINGS.

     The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of March 31, 2000, the settlement rate was 6.17%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)(3)       Exhibits.

     *27   --     Financial Data Schedule pursuant to Article 5 of Regulation
                  S-X with respect to Benedek Communications Corporation.

*Filed herewith

      (b)         Reports on From 8-K

                  A current report on Form 8-K was filed March 31, 2000 to announce the completion of a transaction involving the acquisition of substantially all of the operating assets of KAKE-TV and WOWT-TV through an exchange for the assets of the Company's television station in Springfield, Massachusetts, WWLP-TV.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BENEDEK COMMUNICATIONS CORPORATION
                                    (REGISTRANT)


                             By:/s/ RONALD L. LINDWALL
                                  ..............................................
                                             RONALD L. LINDWALL
                                             SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

                                             (Authorized Officer and
                                             Principal Accounting Officer)

                                                  DATE:   May 12, 2000