Form 10-Q
period 2000-06-30
BENEDEK COMMUNICATIONS CORP
filed 2000-08-14
CIK 1017522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000
                        COMMISSION FILE NUMBER: 333-09529
                                 --------------
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

                               --------------
                                                                  60195
      2895 GREENSPOINT PARKWAY                                  (ZIP CODE)
        HOFFMAN ESTATES, IL
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 585-3450
                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                     ON WHICH REGISTERED:
             -------------------                    ---------------------
                    NONE                                       NONE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
     100% of the voting common stock of Benedek Communications Corporation is owned by affiliates.

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At August 11, 2000, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

================================================================================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


ITEM
NUMBER                                  PART I - FINANCIAL STATEMENTS                               PAGE
----                                                                                                ----
Item 1.      Financial Statements
             Introductory Comments...............................................................       2
             Consolidated  Balance Sheets as of December 31, 1999 and June 30, 2000..............       3
             Consolidated Statements of Operations for the Three Months Ended
                 June 30, 1999 and 2000..........................................................       4
             Consolidated Statements of Operations for the Six Months Ended
                 June 30, 1999 and 2000..........................................................       5
             Consolidated Statements of Stockholders' (Deficit) for the Six
                 Months Ended June 30, 2000 .....................................................       6
             Consolidated Statements of Cash Flows for the Six Months Ended
                 June 30, 1999 and 2000..........................................................       7
             Notes to Consolidated Financial Statements..........................................       9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................      12

                                         PART II - Other Information
Item 1.      Legal Proceedings...................................................................      20
Item 6.      Exhibits and Reports on Form 8-K....................................................      20
Signatures ...................................................................................         21


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS.

IMPORTANT EXPLANATORY NOTE:

         This Form 10-Q is filed, without audit, pursuant to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation ("Benedek Communications"). Unless the context otherwise requires, references to the "Company" refer to Benedek Communications and its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting operates twenty-three television stations and owns the following subsidiaries:
Benedek License Corporation ("BLC"), Benedek Interactive Media, LLC ("BIM") and Benedek Cable, Inc. ("BCI"), a non-recourse subsidiary. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. All significant intercompany accounts and transactions have been eliminated.

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,            JUNE 30,
                                                                                                     1999                  2000
                                                                                               ----------------       -------------
                                         ASSETS                                                             (UNAUDITED)
                                                                                                           (IN THOUSANDS)
Current Assets
   Cash and cash equivalents............................................................          $   3,278              $ 2,754
   Receivables
      Trade, net........................................................................             27,619               30,483
      Notes receivable-officers.........................................................                275                  275
      Other.............................................................................                983                  778
   Current portion of program broadcast rights..........................................              5,844                2,634
   Prepaid expenses.....................................................................              1,979                2,702
   Deferred income taxes................................................................              1,085                1,105
                                                                                          ------------------     ----------------
             TOTAL CURRENT ASSETS.......................................................             41,063               40,731
                                                                                          ------------------     ----------------

Property and equipment, net ............................................................             62,782               77,761
                                                                                          ------------------     ----------------
Intangible assets, net .................................................................            335,348              387,493
                                                                                          ------------------     ----------------
Other assets
   Program broadcast rights, less current portion ......................................              1,270                  961
   Deferred loan costs..................................................................              6,060                5,304
   Deposit on and costs of acquisitions.................................................             10,294                    -
   Notes receivable-officers............................................................                720                1,220
   Other................................................................................                239                  196
                                                                                          ------------------     ----------------
                                                                                                     18,583                7,681
                                                                                          ------------------     ----------------
                                                                                                 $  457,776           $  513,666
                                                                                          ==================     ================
                        LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable..................................................          $   1,300            $   1,174
   Due to Sellers.......................................................................                  -                  481
   Current portion of program broadcast liabilities.....................................              8,608                5,533
   Accounts payable and accrued expenses ...............................................             10,169               10,403
   Deferred revenue.....................................................................                579                  585
                                                                                          ------------------     ----------------
             TOTAL CURRENT LIABILITIES..................................................             20,656               18,176
                                                                                          ------------------     ----------------

Long-Term Obligations
   Notes payable .......................................................................            426,279              437,485
   Program broadcast liabilities .......................................................                978                  598
   Deferred revenue ....................................................................              2,435                2,153
   Deferred income taxes ...............................................................             23,291               51,899
                                                                                          ------------------     ----------------
                                                                                                    452,983              492,135
                                                                                          ------------------     ----------------
Exchangeable redeemable senior preferred stock  ........................................            122,092              129,934
                                                                                          ------------------     ----------------
Seller junior discount preferred stock .................................................             59,539               61,921
                                                                                          ------------------     ----------------

Stockholders' (Deficit)
   Common stock, Class A................................................................                  -                    -
   Common stock, Class B................................................................                 74                   74
   Additional paid-in capital...........................................................            (64,296)             (65,229)
   Accumulated deficit..................................................................           (132,651)            (122,704)
   Stockholder's note receivable .......................................................               (621)                (641)
                                                                                          ------------------     ----------------
                                                                                                   (197,494)            (188,500)
                                                                                          ------------------     ----------------
                                                                                          $         457,776       $      513,666
                                                                                          ==================     ================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                               THREE MONTHS ENDED JUNE 30,
                                                                           -----------------------------------
                                                                                1999                   2000
                                                                                ----                   ----
                                                                                         (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                                       PER SHARE DATA)
Net revenues..................................................               $     37,238        $      41,517
                                                                          ----------------     ----------------
Operating expenses:
   Selling, technical and program expenses....................                     15,908               18,383
   General and administrative.................................                      5,451                6,296
   Depreciation and amortization..............................                      6,759                7,008
   Corporate..................................................                      1,086                1,451
                                                                          ----------------     ----------------
                                                                                   29,204               33,138
                                                                          ----------------     ----------------

Gain on sale of stations, net ................................                     13,523                  205
                                                                          ----------------     ----------------

            Operating income..................................                     21,557                8,584
                                                                          ----------------     ----------------

Financial income (expense):
   Interest expense:
       Cash interest..........................................                     (7,227)              (6,908)
       Other interest.........................................                     (3,692)              (5,106)
                                                                          ----------------     ----------------
                                                                                  (10,919)             (12,014)

   Interest income............................................                         35                   49
                                                                          ----------------     ----------------
                                                                                  (10,884)             (11,965)
                                                                          ----------------     ----------------
   Income (loss) before income tax (expense) benefit .........                     10,673               (3,381)

Income tax (expense) benefit .................................                     (3,164)                1,751
                                                                          ----------------     ----------------
Income (loss) before extraordinary item ......................                      7,509                (1,630)
                                                                          ----------------     ----------------
Extraordinary item, loss on early extinguishments
    of debt less applicable income taxes of $8,120 ...........                    (12,180)                  -
                                                                          ----------------     ----------------

Net (loss)  ..................................................                     (4,671)              (1,630)

Preferred stock dividends and accretion.......................                     (4,808)              (5,175)
                                                                          ----------------     ----------------

Net (loss) applicable to common stock.........................                $    (9,479)      $       (6,805)
                                                                          ================     ================

Basic and diluted earnings (loss) per common share:
   Income (loss) before extraordinary item....................                $      0.37       $        (0.92)

   Extraordinary item.........................................                      (1.65)                  -
                                                                          ----------------     ----------------
   (Loss) per common share....................................                $     (1.28)      $        (0.92)
                                                                          ================     ================
Weighted-average common shares outstanding....................                  7,400,000            7,400,000
                                                                          ================     ================


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      SIX MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                      1999                 2000
                                                      ----                 ----
                                                             (UNAUDITED)
                                                   (IN THOUSANDS, EXCEPT SHARE AND
                                                           PER SHARE DATA)

Net revenues .....................................   $    69,519    $    73,251
                                                     -----------    -----------

Operating expenses:
   Selling, technical and program expenses .......        31,095         34,451
   General and administrative ....................        12,111         11,883
   Depreciation and amortization .................        14,573         12,204
   Corporate .....................................         2,327          2,800
                                                     -----------    -----------
                                                          60,106         61,338
                                                     -----------    -----------

Gain on sale of stations, net ....................        13,523         61,505
                                                     -----------    -----------

            Operating income .....................        22,936         73,418
                                                     -----------    -----------

Financial income (expense):
   Interest expense:
       Cash interest .............................       (13,570)       (13,684)
       Other interest ............................        (8,232)       (10,020)
                                                     -----------    -----------
                                                         (21,802)       (23,704)

   Interest income ...............................            73            312
                                                     -----------    -----------
                                                         (21,729)       (23,392)
                                                     -----------    -----------

   Income before income tax (expense) benefit ....         1,207         50,026

Income tax (expense) benefit .....................            90        (30,808)
                                                     -----------    -----------
Income before extraordinary item .................         1,297         19,218
                                                     -----------    -----------
Extraordinary item, loss on early extinguishments
    of debt less applicable income taxes of $8,120       (12,180)            --
                                                     -----------    -----------

Net income (loss).................................       (10,883)        19,218

Preferred stock dividends and accretion ..........        (9,366)       (10,224)
                                                     -----------    -----------

Net income (loss) applicable to common stock .....   $   (20,249)   $     8,994
                                                     ===========    ===========

Basic earnings (loss) per common share:

   Income (loss) before extraordinary item .......   $     (1.09)   $      1.22
   Extraordinary item ............................         (1.65)          --
                                                     -----------    -----------
   Earnings (loss) per common share ..............   $     (2.74)   $      1.22
                                                     ===========    ===========
Weighted-average common shares outstanding-basic..     7,400,000      7,400,000
                                                     ===========    ===========

Diluted earnings per common share:

   Income before extraordinary item ..............   $     (1.09)   $      1.16
   Extraordinary item ............................         (1.65)          --
                                                     -----------    -----------
   Earnings per common share .....................   $     (2.74)   $      1.16
                                                     ===========    ===========
Weighted-average common shares outstanding-diluted     7,400,000      7,775,000
                                                     ===========    ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                         Six Months Ended June 30, 2000
                                   (Unaudited)
                                 (In thousands)


                                                ADDITIONAL                  STOCKHOLDER'S
                                    COMMON        PAID-IN      ACCUMULATED      NOTE
                                     STOCK        CAPITAL        DEFICIT     RECEIVABLE     TOTAL
                                 ------------  ------------ --------------- ------------- ----------

Balance at December 31, 1999 ...   $      74    $ (64,296)   $ (132,651)    $    (621)   $(197,494)

   Accretion to exchangeable
     redeemable senior preferred
     stock .....................        --           (953)          --          --            (953)
   Dividends on preferred
       stock ...................        --           --          (9,271)       --           (9,271)
   Accrued interest on note
     receivable ................        --             20           --            (20)        --
   Net income ..................        --           --          19,218        --           19,218
                                   ---------    ---------    -------------   ---------    ---------
Balance at June 30, 2000 .......   $      74    $ (65,229)   $ (122,704)    $    (641)   $(188,500)
                                   =========    =========    =============   =========    =========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------
                                                                                    1999         2000
                                                                                    ----         ----
                                                                                     (UNAUDITED)
                                                                                    (IN THOUSANDS)

Cash flows from operating activities
   Net income (loss) .........................................................   $ (10,883)   $  19,218
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of program broadcast rights ............................       3,883        4,276
         Depreciation and amortization .......................................       9,741        7,185
         Loss on early extinguishments of debt ...............................      20,300         --
         Gain on sale of station .............................................     (13,523)     (61,505)
         Amortization of intangibles and deferred loan costs .................       5,839        5,815
         Amortization of note discount .......................................       8,232        9,186
         Deferred income taxes ...............................................      (8,584)      28,608
   Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Receivables .........................................................      (1,211)      (3,159)
         Due to sellers ......................................................        --            481
         Prepaid expenses and other ..........................................        (383)        (721)
         Payments on program broadcast liabilities ...........................      (3,989)      (4,163)
         Accounts payable and accrued expenses ...............................      (4,607)      (1,150)
         Deferred revenue ....................................................        (400)        (276)
                                                                                 ---------    ---------
           Net cash provided by operating activities .........................       4,415        3,795
                                                                                 ---------    ---------

Cash flows from investing activities
   Purchase of property and equipment ........................................      (3,493)      (5,461)
   Payment for acquisition of stations .......................................      (9,498)      (8,582)
   Proceeds from sale of station .............................................        --          7,632
   Other, net ................................................................          19          249
                                                                                 ---------    ---------
           Net cash (used in) investing activities ...........................     (12,972)      (6,162)
                                                                                 ---------    ---------

Cash flows from financing activities
   Principal payments on notes payable .......................................        (614)      (3,197)
   Net borrowings on long-term revolver ......................................      55,000        4,500
      Issuance of Term Loan ..................................................     220,000         --
      Proceeds from Notes Payable ............................................        --            540
      Redemption of Senior Secured Notes .....................................    (149,933)        --
      Payment of existing term loans .........................................    (108,317)        --
   Payment of debt and preferred stock acquisition costs .....................      (5,073)        --
                                                                                 ---------    ---------
           Net cash provided by financing activities .........................      11,063        1,843
                                                                                 ---------    ---------
           Increase (decrease) in cash and cash equivalents ..................       2,506         (524)
Cash and cash equivalents:
     Beginning ...............................................................       4,291        3,278
                                                                                 ---------    ---------
     Ending ..................................................................   $   6,797    $   2,754
                                                                                 =========    =========
                                  (Continued)


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------
                                                                         1999          2000
                                                                         ----          ----
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)

Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest .......................................   $  18,057    $  13,684
  Cash payments for income taxes ...................................         408        2,229
                                                                       =========    =========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights ..........................   $   1,591    $     178
  Notes payable incurred for purchase of property and equipment ....       2,544           50
  Equipment acquired by barter transactions ........................          90           96
  Dividends accrued on redeemable preferred stock ..................       8,467        9,271
  Accrued interest on note receivable stockholder added to
     additional paid-in capital ....................................          16           20
  Accretion to exchangeable redeemable senior preferred stock ......         899          953
                                                                       =========    =========

Acquisition of stations:
  Property and equipment acquired at fair market value .............   $   6,238    $  25,693
  Intangible assets acquired .......................................      27,574      117,424
  Program broadcast rights acquired ................................       1,595        2,421
  Program broadcast liabilities assumed ............................      (1,595)      (2,346)
  Assumption of pension liability ..................................        --         (1,305)
  Other, net .......................................................          17          (50)
                                                                       ---------    ---------
                                                                          33,829      141,837
  Less:  Fair value of assets swapped ..............................     (24,272)    (122,961)
                                                                       ---------    ---------
  Cash purchase price, including fees paid .........................       9,557       18,876
                                                                       ---------    ---------
  Less:  Deposit and costs paid in 1998 and 1999, respectively .....         (59)     (10,294)
                                                                       ---------    ---------
  Payment and costs paid in 1999 and 2000, respectively ............   $   9,498    $   8,582
                                                                       =========    =========

Sale of stations:
  Property and equipment sold ......................................   $   2,733    $   8,876
  Intangible assets sold ...........................................       8,028       60,258
  Program broadcast rights sold ....................................         300        2,589
  Program broadcast liabilities transferred ........................        (292)      (2,627)
  Other, net .......................................................         (20)          (8)
                                                                       ---------    ---------
                                                                          10,749       69,088
  Gain recognized on sale of stations ..............................      13,523       61,505
                                                                       ---------    ---------
                                                                          24,272      130,593
  Less:  Fair value of assets swapped ..............................     (24,272)    (122,961)
                                                                       ---------    ---------
  Proceeds from sale of station, net of fees paid ..................   $    --      $   7,632
                                                                       =========    =========


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

Basis of Presentation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Benedek Broadcasting and its wholly owned subsidiaries, BLC, BCI and BIM. All significant intercompany items and transactions have been eliminated in consolidation.

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

     The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $141,837,000 which consisted of the fair market value of the WWLP-TV assets of $122,961,000, cash payment of $18,000,000 and fees and costs of the transaction of approximately $876,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date on March 31, 2000.

     A gain of approximately $61,224,000 was recorded to reflect the disposition of WWLP-TV. The gain consisted of the fair market value of the WWLP-TV assets of $122,961,000 less their book value of $61,431,000 and fees of approximately $306,000.

BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8,000,000 on March 21, 2000. A gain of approximately $281,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the $8,000,000 sale price over the book value of the assets of $7,584,000 less fees of the transaction. The Company wrote down the KOSA-TV assets during 1999 by $6,920,000, as a result of the signing of the Asset Purchase Agreement with ICA, which contemplated the sale.

     The unaudited pro forma results of operations and earnings per share for the six months ended June 30, 1999 and 2000, assuming only the acquisitions of WOWT-TV and KAKE-TV ("Acquisitions"), and assuming both the Acquisitions and dispositions of WWLP-TV and KOSA-TV (the "Dispositions"), had occurred on January 1, 1999, are presented in the table below.

                                                  ACQUISITIONS                ACQUISITIONS AND DISPOSITIONS
                                             1999              2000              1999               2000
                                             ----              ----              ----               ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue.........................     $    84,466        $     80,686      $    76,072       $      76,700

Income (loss) before extraordinary
item................................     $     1,094        $     (6,783)     $       311       $      (7,163)
Extraordinary item..................         (12,180)                 --          (12,180)                 --
                                        ---------------    --------------    --------------     --------------
Net (loss)..........................     $   (11,086)       $     (6,783)     $   (11,869)      $      (7,163)
                                        ===============    ==============    ==============     ==============

Basic and diluted (loss) per
common share........................
     (Loss) before extraordinary
     item...........................     $     (1.12)       $     (2.30)      $     (1.22)      $       (2.35)
   Extraordinary item...............           (1.65)                --             (1.65)                 --
                                        ---------------    --------------    --------------     --------------
   (Loss) per common share..........     $     (2.77)       $     (2.30)      $     (2.87)      $       (2.35)
==============================================================================================================

     The pro forma results of operations and earnings per share for the six months ended June 30, 1999 and 2000 refer to the operating results of the Acquisitions and Dispositions as if such Stations were owned or sold by the Company on January 1, 1999 with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the sale of stations for either period presented.

BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note C) - Earnings per Share

         Basic and diluted earnings per share were calculated as follows:

                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------        -------------------------
                                                          1999            2000            1999             2000
                                                          ----            ----            ----             ----
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                      AND PER SHARE DATA)

       Net income(loss) applicable to common stock
       before extraordinary item..................... $    2,701      $   (6,805)     $   (8,069)      $    8,994
       Extraordinary item............................    (12,180)              -         (12,180)               -
                                                      -----------     -----------     -----------      ----------
       Net income (loss) applicable to common stock.. $   (9,479)     $   (6,805)     $  (20,249)      $    8,994
       Weighted-average common
            shares outstanding - basic...............  7,400,000       7,400,000       7,400,000        7,400,000
                                                      -----------     -----------     -----------      ----------
       Effect of dilutive securities:
            Stock based compensation.................          -              --              --           10,000
            Initial Warrants.........................          -              --              --          365,000
                                                      -----------     -----------     -----------      ----------
       Weighted-average common shares
            shares outstanding - dilutive.....         7,400,000       7,400,000       7,400,000        7,775,000
       Basic EPS
       Income(loss) before extraordinary
             item...................................  $     0.37      $    (0.92)     $    (1.09)      $     1.22
       Extraordinary item...........................       (1.65)             --           (1.65)              --
                                                      ===========     ===========     ===========      ==========
       Earnings (loss) per common share.............  $    (1.28)     $    (0.92)     $    (2.74)      $     1.22
                                                      ===========     ===========     ===========      ==========
       Diluted EPS
       Income before extraordinary
            item....................................  $     0.37      $    (0.92)     $    (1.09)      $     1.16
       Extraordinary item...........................       (1.65)             --           (1.65)              --
                                                      ===========     ===========     ===========      ==========
       Earnings per common share....................  $    (1.28)     $    (0.92)     $    (2.74)      $     1.16
                                                      ===========     ===========     ===========      ==========

(Note D) - Pending Adoption of Accounting Standard

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

     Except as otherwise provided, the financial data set forth below is derived from the historical consolidated financial statements of the Company, prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of KKTV which was operated under a time brokerage agreement (a "TBA") with the Ackerley Group, Inc. from January 1, 1999 until the Company's acquisition of KKTV on May 1, 1999, net of the fees associated with such TBA. The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV which was being operated by the Ackerley Group, Inc. under a TBA from January 1, 1999 until the Ackerley Group, Inc's acquisition of KCOY-TV on May 1, 1999 (1999 Station Swap). KCOY-TV was exchanged for KKTV in a transaction, which closed on May 1, 1999.

     The historical financial data also reflects the results of operations through the date of the sale of KOSA-TV, the Company's station in Odessa, Texas ("KOSA-TV"), which was sold to ICA Broadcasting I, Ltd. ("ICA") effective on March 22, 2000. In addition, the historical financial data reflects the results of operations of WWLP-TV, Springfield, Massachusetts ("WWLP-TV"), which was exchanged for the television broadcast assets of KAKE-TV, Wichita, Kansas ("KAKE-TV") and WOWT-TV, Omaha, Nebraska ("WOWT-TV") effective on March 31, 2000 (the "2000 Station Swap"). The effect of the 2000 Station Swap on the historical financial data is that the assets of KAKE-TV and WOWT-TV have been included while the assets of WWLP-TV have been excluded from the consolidated balance sheets of the Company as of June 30, 2000.

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

     The operating revenues of the Company are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming, which attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

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

     The following table sets forth certain historical results of the operations and operating data for the periods indicated.

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                      1999              2000             1999              2000
                                                      ----              ----             ----              ----
                                                          (In thousands)                     (In thousands)

   Operating income.........................       $  21,557           $  8,584        $  22,936         $  73,418
       Add:
         Amortization of program broadcast
         rights.............................           1,944              2,205            3,883             4,276
         Depreciation and amortization......           6,759              7,008           14,573            12,204
         Corporate expenses.................           1,086              1,451            2,327             2,800
       Operating loss of BCI................              33                108               93                66
       Less:
          Payments on program
            broadcast liabilities...........          (1,771)            (1,845)          (3,989)           (4,163)
          Net gain on sale of stations......         (13,523)              (205)         (13,523)          (61,505)
                                                   ----------          ---------       ---------         ----------
   Broadcast cash flow(1)...................       $  16,085           $ 17,306        $  26,300         $  27,096
                                                   ==========          =========       =========         ==========

      (1) Excludes BCI, a nonrecourse subsidiary

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The following table provides both historical information and Same Station information for the three months ended June 30, 1999 and 2000. The Same Station information gives effect to the 1999 Station Swap, the 2000 Station Swap and KOSA-TV disposition as if the exchanges and disposition were consummated prior to January 1, 1999.

                                                 HISTORICAL                          SAME STATION(1)
                                        THREE MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                        ---------------------------           ----------------------------
                                       1999        2000      % CHANGE      1999         2000        % CHANGE
                                       ----        ----      --------      ----         ----        --------
                                                                  (IN THOUSANDS)
Local/regional.....................  $ 24,383      $26,117     7.1%      $26,747       $25,877         (3.3)%
National...........................    13,745       16,171    17.7        14,542        16,111         10.8
Political..........................       201        1,462   627.4           242         1,460        503.3
Other..............................     4,817        4,754    (1.3)        4,977         4,692         (5.7)
                                     --------      -------   -----       -------       -------        -----
                                       43,146       48,504    12.4        46,508        48,140          3.5
Direct costs.......................     5,908        6,987    18.3         6,311         6,722          6.5
                                     --------      -------   -----       -------       -------        -----
Net revenues.......................    37,238       41,517    11.5        40,197        41,418          3.0
                                     --------      -------   -----       -------       -------        -----
Operating expenses:
    Selling, technical and
      program expenses.............    15,908       18,383    15.6        17,930        18,246          1.8
    General and administrative.....     5,451        6,296    15.5         5,947         6,191          4.1
    Depreciation and amortization.      6,759        7,008     3.7         7,816         6,691        (14.4)
    Corporate......................     1,086        1,451    33.6         1,086         1,451         33.6
                                     --------      -------   -----       -------       -------        -----
                                       29,204       33,138    13.5        32,779        32,579         (0.6)
                                     --------      -------   -----       -------       -------        -----
Gain on sale of stations, net......    13,523          205   (98.5)         --            --            --
                                     --------      -------   -----       -------       -------        -----
   Operating income...............   $ 21,557      $ 8,584   (60.2)%     $ 7,418       $ 8,839         19.2%
                                     ========      =======   =====       =======       =======        =====

Broadcast cash flow(1).............  $ 16,085      $17,306     7.6%      $16,454       $17,341          5.4%
Broadcast cash flow margin(1)......      43.2%        41.7%                 40.9%         41.9%
Adjusted EBITDA(1).................  $ 14,999      $15,855     5.7%      $15,368       $15,890          3.4%
Adjusted EBITDA margin(1)..........      40.3%        38.2%                 39.3%         38.4%
   (1) Excludes BCI, a nonrecourse subsidiary

         Net revenues for the three months ended June 30, 2000 increased $4.3 million or 11.5% to $41.5 million from $37.2 million for the three months ended
June 30, 1999. Political advertising revenue for the three months ended June 30, 2000 was $1.5 million compared to $0.2 million for the three months ended
June 30, 1999. Gross revenues excluding political advertising revenue increased
$4.1 million or 9.6% to $47.0 million from $42.9 million for the three months ended June 30, 1999. The increase was primarily the result of the 2000 Station
Swap.

         On a Same Station basis, net revenues for the three months ended
June 30, 2000 increased $1.2 million or 3.0% to $41.4 million from $40.2 million for the three months ended June 30, 1999. The increase was the result of higher political advertising revenue for the three months ended June 30, 2000 as compared to June 30, 1999. Political advertising revenue was $1.5 million for the three months ended June 30, 2000 as compared to $0.2 million for the three months ended June 30, 1999.

         Operating expenses for the three months ended June 30, 2000 increased
$3.9 million or 13.5% to $33.1 million from $29.2 million for the three months ended June 30, 1999. The increase in operating expenses was caused by increased costs reflected in the three months ended June 30, 2000 due to the effect of the 2000 Station Swap. As a percentage of net revenues, operating expenses increased to 79.8% for the three months ended June 30, 2000 compared to 78.4% for the same period ending 1999. On a Same Station basis, operating expenses for the three months ended June 30, 2000 decreased $0.2 million or 0.6% to $32.6 million from $32.8 million for the three months ended June 30, 1999.




                                      -15-












         Gain on sale of stations, net for the three months ended June 30, 2000 was $0.2 million as compared to $13.5 million for the three months ended June
30, 1999. The gain in the three months ended June 30, 1999 was the result of the 1999 Station Swap pursuant to which, the KCOY assets with a fair market value
$24.3 million, were exchanged for the assets of KKTV. KCOY-TV's book value for the assets was $10.8 million.

         Operating income for the three months ended June 30, 2000 decreased
$13.0 million to $8.6 million from $21.6 million for the three months ended June
30, 1999 due to the net gain on sale of stations for the three months ended June
30, 1999. On a Same Station basis, operating income for the three months ended
June 30, 2000 increased $1.4 million or 19.2% to $8.8 million from $7.4 million for the three months ended June 30, 1999.

         Financial (expenses), net for the Company for the three months ended
June 30, 2000 increased $1.1 million or 9.9% to $12.0 million from $10.9 million in the three months ended June 30, 1999 as a result of higher levels of debt resulting from the 2000 Station Swap.

         Income tax benefit for the Company for the three months ending June 30, 2000 was $1.8 million as compared to an expense of $3.2 million for the three months ended June 30, 1999. The 1999 tax expense was primarily the result of the gain on the sale of stations from the 1999 Station Swap.

         At June 30, 2000 the Company had approximately $15.8 million in net operating loss carryforwards, which expire in 2007 through 2019 and that are available to offset future tax liabilities.

         Net loss for the Company was $1.6 million for the three months ended
June 30, 2000 as compared to a net loss of $4.7 million for the three months ended June 30, 1999.

         Broadcast cash flow for the three months ended June 30, 2000 increased
$1.2 million or 7.6% to $17.3 million from $16.1 million for the three months ended June 30, 1999. As a percentage of net revenues, broadcast cash flow margin decreased to 41.7% for the three months ended June 30, 2000 from 43.2% for the three months ended June 30, 1999. On a Same Station basis, broadcast cash flow for the three months ended June 30, 2000 increased $0.9 million or 5.4% to $17.3 million from $16.4 million for the three months ended June 30, 1999. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 41.9% for the three months ended June 30, 2000 from 40.9% for the three months ended June 30, 1999.




                                      -16-













SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         The following table provides both historical information and Same
Station information for the six months ended June 30, 1999 and 2000. The Same
Station information gives effect to the 1999 Station Swap, the 2000 Station
Swap, and the KOSA disposition as if the exchange and disposition were consummated prior to January 1, 1999.


                                                 HISTORICAL                         SAME STATION(1)
                                          SIX MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                        ------------------------------      -------------------------------
                                        1999        2000      % CHANGE      1999        2000       % CHANGE
                                        ----        ----      --------      ----        ----       --------
                                                                  (IN THOUSANDS)
Local/regional.....................    $ 45,110    $45,726      1.4%    $ 49,830      $ 47,886          (3.9)%
National...........................      24,775     28,363     14.5       26,844        29,342           9.3
Political..........................         374      2,294    513.4          427         2,363         453.4
Other..............................       9,971      8,918    (10.6)       9,715         9,014          (7.2)
                                       --------    -------    -----     --------      --------         -----
                                         80,230     85,301      6.3       86,816        88,605           2.1
Direct costs.......................      10,711     12,050     12.5       11,635        12,205           4.9
                                       --------    -------    -----     --------      --------         -----
Net revenues.......................      69,519     73,251      5.4       75,181        76,400           1.6
                                       --------    -------    -----     --------      --------         -----
Operating expenses:
    Selling, technical and
      program expenses.............      31,095     34,451     10.8       35,557        36,348           2.2
    General and administrative.....      12,111     11,883     (1.9)      12,136        12,439           2.5
    Depreciation and amortization.       14,573     12,204    (16.3)      15,827        13,251         (16.3)
    Corporate......................       2,327      2,800     20.3        2,327         2,800          20.3
                                       --------    -------    -----     --------      --------         -----
                                         60,106     61,338      2.0       65,847        64,838          (1.5)
                                       --------    -------    -----     --------      --------         -----
Gain on sale of stations, net......      13,523     61,505    354.8          --           --            --
                                       --------    -------    -----     --------      --------         -----
    Operating income...............    $ 22,936   $ 73,418    220.1%    $  9,334      $ 11,562          23.9%
                                       ========   ========    =====     ========      ========          ====
Broadcast cash flow(1).............    $ 26,300   $ 27,096      3.0%    $ 27,423      $ 27,985           2.0%
Broadcast cash flow margin(1)......        37.8%      37.0%                 36.5%         36.6%
Adjusted EBITDA(1).................    $ 23,973   $ 24,296      1.3%    $ 25,096      $ 25,185           0.3%
Adjusted EBITDA margin(1)..........        34.4%      33.2%                 33.4%         33.0%
   (1)Excludes BCI, a nonrecourse subsidiary

         Net revenues for the six months ended June 30, 2000 increased $3.7 million or 5.4% to $73.2 million from $69.5 million for the three months ended June 30, 1999. Gross revenues excluding political advertising revenue increased $3.2 million or 4.0% to $83.0 million from $79.8 million for the six months ended June 30, 2000. On a Same Station basis, net revenues for the six months ended June 30, 2000 increased to $76.4 million from $75.2 million for the six months ended June 30, 1999 due to an increase in political advertising revenue.

         Operating expenses for the six months ended June 30, 2000 increased $1.2 million or 2.0% to $61.3 million from $60.1 million for the six months ended June 30, 1999. The increase in operating expenses was attributable primarily to increases in payroll-related costs in both selling, technical and program expenses and corporate. The increase was offset by a $2.4 million decrease in depreciation expense. On a Same Station basis, operating expenses for the six months ended June 30, 2000 decreased $1.0 million or 1.5% to $64.8 million from $65.8 million for the six months ended June 30, 1999.

         Operating income for the six months ended June 30, 2000 increased $50.5 million or 220.1% to $73.4 million from $22.9 million for the six months ended June 30, 1999, due primarily to the gain from the 2000 Station Swap and KOSA disposition. On a Same Station basis, operating income for the six months ended June 30, 2000 increased $2.3 million or 23.9% to $11.6 million from $9.3 million for the six months ended June 30, 1999.

         Financial (expenses), net for the six months ended June 30, 2000 increased $1.7 million or 7.7% to $23.4 million from $21.7 million for the six months ended June 30, 1999.

         Income tax expense for the Company for the six months ended June 30, 2000 was $30.8 million compared to an income tax benefit of $0.1 million for the six months ended June 30, 1999.

         Net Income for the Company for the six months ended June 30, 2000 was $19.2 million as compared to $10.9 million net loss for the six months ended June 30, 1999.

         Broadcast cash flow for the six months ended June 30, 2000 increased $0.7 million or 3.0% to $27.1 million from $26.3 million for the six months ended June 30, 1999. As a percentage of net revenues, broadcast cash flow margin decreased to 37.0% for the six months ended June 30, 2000 from 37.8% for the six months ended June 30, 1999. On a Same Station basis, broadcast cash flow for the six months ended June 30, 2000 increased $0.6 million or 2.0% to $28.0 million from $27.4 million for the six months ended June 30, 1999. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 36.6% for the six months ended June 30, 2000 from 36.5% for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities is the primary source of liquidity for the Company and were $3.8 million for the six months ended June 30, 2000 compared to $4.4 million for the six months ended June 30, 1999. Cash interest expense decreased $4.3 million and was $13.7 million for the six months ended June 30, 2000 as compared to $18.0 million for the six months ended June 30, 1999. The decrease of $4.4 million in cash interest expense was offset by a $1.8 million increase in cash income taxes and a $3.2 million increase in receivables caused in part by the 2000 Station Swap.

         Cash Flows from Investing Activities were $(6.2) million for the six months ended June 30, 2000, as compared to $(13.0) million for the six months ended June 30, 1999. Cash flows from investing activities for the six months ended June 30, 2000 included $8.6 million of costs and fees associated with the 2000 Station Swap which were offset, in part, by $7.6 million of net proceeds from the sale of KOSA-TV. For the six months ended June 30, 1999, cash flows from investing activities included $9.5 million of costs and fees associated with the 1999 Station Swap. Purchase of property and equipment was $5.5 million for the six months ended June 30, 2000 as compared to $3.5 million for the six months ended June 30, 1999.

         Cash Flows from Financing Activities were $1.8 million for the six months ended June 30, 2000 compared to $11.0 million for the six months ended June 30, 1999. The six months ended June 30, 2000 included $4.5 million in net borrowings on the Company's Revolver (as defined below) and $3.2 million in principal paid primarily in respect of the mortgage on WWLP-TV prior to the 2000 Station Swap. For the six months ended June 30, 1999, the Company issued the Term Loan in the amount of $220.0 million, drew on the Revolver in the amount of $55.0 million, paid off its existing term loans for $108.3 million and redeemed its Senior Secured Notes for $149.9 million.

         The Company's Credit Facility includes an aggregate borrowing limit of $310.0 million consisting of a $220.0 million term loan (the "Term Loan") and a $90.0 million revolving credit facility (the "Revolver"). The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company) transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility also contains customary events of default for highly leveraged financings, including certain changes in ownership or control of the Company. The Company and its lenders amended the Credit Facility as of March 23, 2000 to modify the maximum Senior Leverage Ratio (as defined in the Credit Facility) applicable for all fiscal quarters of the year ending December 31, 2000.

         As of June 30, 2000, the Company has borrowed $220.0 million under the Term Loan and $63.0 million under the Revolver. At June 30, 2000, the Company could have borrowed approximately an additional $12.0 million under the Revolver. During the six months ended June 30, 2000, the highest outstanding balance under the Revolver was $63.0 million. The Company's ability to draw funds under the Revolver is limited by its level of earnings and its ability to meet certain financial covenants.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or preceding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of June 30, 2000, the settlement rate was 6.68%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)(3)       Exhibits.

     *27   --     Financial Data Schedule pursuant to Article 5 of Regulation S-X with respect to Benedek
                  Communications Corporation.

*Filed herewith

     (b)          Reports on From 8-K

                  A current  report on Form 8-K was filed on March 31, 2000 and amended June 14, 2000 to announce the  completion of a transaction involving the acquisition of substantially all of the operating assets of KAKE-TV and WOWT-TV through an exchange for the assets of the Company's television station in Springfield, Massachusetts, WWLP-TV.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BENEDEK COMMUNICATIONS CORPORATION
                                       (Registrant)

                                 By:/s/ RONALD L. LINDWALL
                                        .................................

                                             RONALD L. LINDWALL
                                             SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER

                                             (Authorized Officer and
                                              Principal Accounting Officer)

                                              DATE:   August 14, 2000