Form 10-Q
period 2000-09-30
BENEDEK COMMUNICATIONS CORP
filed 2000-10-30
CIK 1017522

------------------------------------------------------------------------------

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                        COMMISSION FILE NUMBER: 333-09529

                                 --------------

                       BENEDEK COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 --------------

              DELAWARE                                  36-4076007
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                                 --------------

     2895 GREENSPOINT PARKWAY, SUITE 250
          HOFFMAN ESTATES, IL                               60195
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 585-3450


                    100 PARK AVENUE, ROCKFORD, ILLINOIS 61101
                      (Former Principal Executive Offices)

                                 --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At October 27, 2000, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.


-------------------------------------------------------------------------------

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


ITEM
NUMBER                        PART I--FINANCIAL INFORMATION                                                PAGE
------                                                                                                     ----

Item 1.            Financial Statements
                   Important Explanatory Note..........................................................       3
                   Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000..........       4
                   Consolidated Statements of Operations for the Three Months Ended
                       September 30, 1999 and 2000.....................................................       5
                   Consolidated Statements of Operations for the Nine Months Ended
                       September 30, 1999 and 2000.....................................................       6
                   Consolidated Statements of Stockholders' (Deficit) for the Nine Months Ended
                       September 30, 1999 and 2000.....................................................       7
                   Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999
                       and 2000........................................................................       8
                   Notes to Consolidated Financial Statements..........................................      10

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                       Operations......................................................................      13
Item 3.            Quantitative and Qualitative Disclosure About Market Risk...........................      20

                                               PART II - OTHER INFORMATION
Item 1.            Legal Proceedings...................................................................      21
Item 6.            Exhibits and Reports on Form 8-K....................................................      21
Signatures .........................................................................................         22


                                      2













               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

IMPORTANT EXPLANATORY NOTE:

         This Form 10-Q is filed, without audit, according to the Securities
Exchange Act of 1934, as amended, for Benedek Communications Corporation
("Benedek Communications"). Unless the context otherwise requires, references to "the Company" refers to Benedek Communications and its subsidiaries on a consolidated basis. Unless the context otherwise requires, references to "Benedek Broadcasting" refers to Benedek Broadcasting Corporation and its subsidiaries: Benedek License Corporation ("BLC"), Benedek Interactive Media,
LLC ("BIM") and Benedek Cable, Inc. ("BCI"), a non-recourse subsidiary, on a consolidated basis. Benedek Broadcasting owns and operates 23 television stations. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
It is suggested that these financial statements be read in conjunction with the financial information set forth in the Annual Reports on Form 10-K of Benedek
Communications for the fiscal year ended December 31, 1999.

                                        3









              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,  SEPTEMBER 30,
                                                                           1999          2000
                                                                           ----          ----
                        ASSETS                                                (UNAUDITED)
                                                                             (IN THOUSANDS)
Current Assets
     Cash and cash equivalents ......................................   $   3,278    $   5,597
        Receivables

      Trade, net ....................................................      27,619       26,312
        Notes receivable-officers ...................................         275           58
        Other .......................................................         983          848
     Current portion of program broadcast rights ....................       5,844        8,081
     Prepaid expenses ...............................................       1,979        2,242
     Deferred income taxes ..........................................       1,085        1,134
                                                                        ---------    ---------
            TOTAL CURRENT ASSETS ....................................      41,063       44,272
                                                                        ---------    ---------

Property and equipment ..............................................      62,782       75,939
                                                                        ---------    ---------
Intangible assets ...................................................     335,348      384,642
                                                                        ---------    ---------
Other assets

     Program broadcast rights, less current portion .................       1,270          707
     Deferred loan costs ............................................       6,060        4,915
     Deposit on and costs of acquisitions ...........................      10,294         --
     Notes receivable-officers ......................................         720        1,822
     Other ..........................................................         239          175
                                                                        ---------    ---------
                                                                           18,583        7,619
                                                                        ---------    ---------
                                                                        $ 457,776    $ 512,472
                                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities

     Current maturities of notes payable ............................   $   1,300    $   1,266
     Current portion of program broadcast liabilities ...............       8,608       11,298
     Accounts payable and accrued expenses ..........................      10,169       10,646
     Deferred revenue ...............................................         579          581
                                                                        ---------    ---------
            TOTAL CURRENT LIABILITIES ...............................      20,656       23,791
                                                                        ---------    ---------

Long-Term Obligations

     Notes payable ..................................................     426,279      437,757
     Program broadcast liabilities ..................................         978          144
     Deferred revenue ...............................................       2,435        2,013
     Deferred income taxes ..........................................      23,291       49,393
                                                                        ---------    ---------
                                                                          452,983      489,307
                                                                        ---------    ---------

Senior exchangeable preferred stock, liquidation
     preference, 1999-$120,280; 2000-$130,956 .......................     122,092      135,371
                                                                        ---------    ---------
Seller junior discount preferred stock ..............................      59,539       63,147
                                                                        ---------    ---------

Stockholders' (Deficit)
Common stock, Class A ...............................................        --           --
Common stock, Class B ...............................................          74           74
Additional paid-in capital ..........................................     (64,296)     (65,841)
Accumulated deficit .................................................    (132,651)    (132,727)
Stockholder's note receivable .......................................        (621)        (650)
                                                                        ---------    ---------
                                                                         (197,494)    (199,144)
                                                                        ---------    ---------
                                                                        $ 457,776    $ 512,472
                                                                        =========    =========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                              1999           2000
                                                              ----           ----
                                                                  (UNAUDITED)
                                                       (IN THOUSANDS, EXCEPT SHARE AND
                                                               PER SHARE DATA)

Net revenues ..........................................   $    33,208    $    39,519
                                                          -----------    -----------

Operating expenses:
      Selling, technical and program expenses .........        15,682         18,608
      General and administrative ......................         5,655          6,310
      Depreciation and amortization ...................         5,464          7,253
      Corporate .......................................         1,089          1,477
                                                          -----------    -----------
                                                               27,890         33,648
                                                          -----------    -----------

Gain (loss) on sale of stations, net ..................          (220)            32
                                                          -----------    -----------

      Operating income ................................         5,098          5,903
                                                          -----------    -----------

Financial income (expense):
      Interest expense:
          Cash interest ...............................        (5,730)        (7,389)
          Other interest ..............................        (5,518)        (5,004)
                                                          -----------    -----------
                                                              (11,248)       (12,393)
      Interest income .................................            80            112
                                                          -----------    -----------
                                                              (11,168)       (12,281)
                                                          -----------    -----------


      (Loss) before income taxes and extraordinary item        (6,070)        (6,378)

Income tax (expense) benefit ..........................           (60)         2,396
                                                          -----------    -----------
(Loss) before extraordinary item ......................        (6,130)        (3,982)
Extraordinary item, loss on early extinguishment
    of debt less applicable income taxes of $1 ........            (2)          --
                                                          -----------    -----------

Net (loss) ............................................        (6,132)        (3,982)

Preferred stock dividends and accretion ...............        (4,697)        (6,662)
                                                          -----------    -----------

Net (loss) applicable to common stock .................   $   (10,829)   $   (10,644)
                                                          ===========    ===========

Basic and diluted (loss) per common share:
      (Loss) before extraordinary item ................   $     (1.46)   $     (1.44)
      Extraordinary item ..............................          --             --
                                                          -----------    -----------
      (Loss) per common share .........................   $     (1.46)   $     (1.44)
                                                          ===========    ===========
Weighted-average common shares outstanding ............     7,400,000      7,400,000
                                                          ===========    ===========


              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------
                                                        1999           2000
                                                    -----------    -----------
                                                            (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT SHARE AND
                                                           PER SHARE DATA)
Net revenues .....................................   $   102,727    $   112,770
                                                     -----------    -----------
Operating expenses:
    Selling, technical and program expenses ......        46,777         53,059
    General and administrative ...................        17,766         18,193
    Depreciation and amortization ................        20,037         19,457
    Corporate ....................................         3,416          4,277
                                                     -----------    -----------
                                                          87,996         94,986
                                                     -----------    -----------
Gain on sale of stations, net ....................        13,303         61,537
                                                     -----------    -----------
    Operating income .............................        28,034         79,321
                                                     -----------    -----------
Financial income (expense):
    Interest expense:
        Cash interest ............................       (19,300)       (21,073)
        Other interest ...........................       (13,750)       (15,024)
                                                     -----------    -----------
                                                         (33,050)       (36,097)
    Interest income ..............................           153            424
                                                     -----------    -----------
                                                         (32,897)       (35,673)
                                                     -----------    -----------

    Income (loss) before income taxes ............        (4,863)        43,648

Income tax (expense) benefit .....................            30        (28,412)
                                                     -----------    -----------
Income (loss) before extraordinary item ..........        (4,833)        15,236
Extraordinary item, loss on early extinguishments
    of debt less applicable income taxes of $8,121       (12,182)          --
                                                     -----------    -----------
Net income (loss) ................................       (17,015)        15,236

Preferred stock dividends and accretion ..........       (14,063)       (16,886)
                                                     -----------    -----------

Net (loss) applicable to common stock ............   $   (31,078)   $    (1,650)
                                                     ===========    ===========
Basic and diluted (loss) per common share:
   (Loss) before extraordinary item ..............   $     (2.55)   $     (0.22)
   Extraordinary item ............................         (1.65)          --
                                                     -----------    -----------
   (Loss) per common share .......................   $     (4.20)   $     (0.22)
                                                     ===========    ===========
Weighted-average common shares outstanding .......     7,400,000      7,400,000
                                                     ===========    ===========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      NINE MONTHS ENDED SEPTEMBER 30, 2000





                                                                    ADDITIONAL                      STOCKHOLDER'S
                                                                     PAID-IN        ACCUMULATED         NOTE
                                                  COMMON STOCK       CAPITAL          DEFICIT        RECEIVABLE       TOTAL
                                                  ------------    -------------    ------------    -------------   ------------
                                                                             (UNAUDITED)
                                                                            (IN THOUSANDS)
Balance at December 31, 1999...................    $        74    $   (64,296)     $   (132,651)    $    (621)     $(197,494)
   Accretion to senior exchangeable preferred
     stock........................                        --           (1,574)               --            --         (1,574)
   Dividends on preferred stock................           --               --           (15,312)           --        (15,312)
   Accrued interest on note receivable.........           --               29                --           (29)            --
   Net income..................................           --               --            15,236            --         15,236
                                                   -----------    -----------      ------------    ----------      ---------
Balance at September 30, 2000..................    $        74    $   (65,841)     $   (132,727)    $    (650)     $(199,144)
                                                   ===========    ===========      ============    ==========      =========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                          1999         2000
                                                                                          ----         ----
                                                                                           (UNAUDITED)
                                                                                          (IN THOUSANDS)
Cash flows from operating activities
        Net income (loss) .........................................................   $ (17,015)   $  15,236
                Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                        Amortization of program broadcast rights ..................       5,858        6,656
                        Depreciation and amortization .............................      12,669       11,581
                        Amortization of intangibles and deferred loan costs .......       8,802        9,077
                        Loss on early extinguishment of debt ......................      20,302           --
                        Gain on sale of station ...................................     (13,303)     (61,537)
                        Amortization of note discount .............................      12,778       13,757
                        Deferred income taxes .....................................      (8,671)      26,103
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
        Receivables ...............................................................       1,382        1,340
        Due from sellers ..........................................................          --          100
        Prepaid expenses and other ................................................        (608)        (263)
        Payments on program broadcast liabilities .................................      (5,841)      (6,423)
        Accounts payable and accrued expenses .....................................      (4,786)        (949)
        Deferred revenue ..........................................................        (534)        (420)
                                                                                      ---------    ---------
                                Net cash provided by operating activities .........      11,033       14,258
                                                                                      ---------    ---------
Cash flows from investing activities
        Purchase of property and equipment ........................................      (6,376)      (7,541)
        Payment for acquisition of stations .......................................      (9,501)      (8,584)
        Proceeds from sale of station .............................................         215        7,632
        Other, net ................................................................        (674)        (614)
                                                                                      ---------    ---------
                                Net cash (used in) investing activities ...........     (16,336)      (9,107)
                                                                                      ---------    ---------
Cash flows from financing activities
     Principal payments on notes payable ..........................................        (903)      (3,478)
     Net borrowings on long-term revolver .........................................      55,000        2,500
     Issuance of Term Loan ........................................................     220,000           --
     Proceeds from Notes Payable ..................................................          --          540
     Redemption of Senior Secured Notes ...........................................    (149,936)          --
     Payment of existing term loans ...............................................    (108,317)          --
     Redemption of discount notes .................................................      (2,591)      (2,394)
     Redemption of warrants .......................................................      (2,955)          --
     Payment of debt and preferred stock acquisition costs ........................      (5,234)          --
                                                                                      ---------    ---------
                                Net cash provided by (used in) financing activities       5,064       (2,832)
                                                                                      ---------    ---------
                                Increase (decrease) in cash and cash equivalents ..        (239)       2,319
Cash and cash equivalents:
                Beginning .........................................................       4,291        3,278
                                                                                      ---------    ---------
                Ending ............................................................   $   4,052    $   5,597
                                                                                      =========    =========

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           1999         2000
                                                                           ----         ----
                                                                              (UNAUDITED)
                                                                            (IN THOUSANDS)
Supplemental Disclosure of Cash Flow Information:
        Cash payments for interest ..................................   $  24,322    $  20,661
        Cash payments for income taxes, net of refunds ..............         588        2,185
                                                                        =========    =========
Supplemental Schedule of Noncash Investing and Financing Activities:
        Acquisition of program broadcast rights .....................   $   9,371    $   7,750
        Notes payable incurred for purchase of property and equipment       3,358          518
        Equipment acquired by barter transactions ...................         156          143
        Dividends accrued on redeemable preferred stock .............      12,704       15,312
        Accrued interest on note receivable stockholder added to
         additional paid-in capital .................................          25           29
        Accretion to senior exchangeable preferred stock ............       1,358        1,574
                                                                        =========    =========
Acquisition of stations:
        Property and equipment acquired at fair market value ........   $   6,238    $  25,693
        Intangible assets acquired ..................................      27,574      117,426
        Program broadcast rights acquired ...........................       1,595          932
        Program broadcast liabilities assumed .......................      (1,595)        (868)
        Assumption of pension liability .............................          --       (1,305)
        Other, net ..................................................          20          (39)
                                                                        ---------    ---------
                                                                           33,832      141,839
        Less:  Fair value of assets swapped .........................     (24,272)    (122,961)
                                                                        ---------    ---------
        Cash purchase price, including fees paid ....................       9,560       18,878
        Less:  Deposit and costs paid in 1998 and 1999, respectively          (59)     (10,294)
                                                                        ---------    ---------
        Payment and costs paid in 1999 and 2000, respectively .......   $   9,501    $   8,584
                                                                        =========    =========
Sale of stations:
        Property and equipment sold .................................   $   3,094    $   8,876
        Intangible assets sold ......................................       8,102       60,258
        Program broadcast rights sold ...............................         300          351
        Program broadcast liabilities transferred ...................        (292)        (338)
        Other, net ..................................................         (20)         (91)
                                                                        ---------    ---------
                                                                           11,184       69,056
        Gain recognized on sale of stations .........................      13,303       61,537
                                                                        ---------    ---------
                                                                           24,487      130,593
        Less:  Fair value of assets swapped .........................     (24,272)    (122,961)
                                                                        ---------    ---------
        Proceeds from sale of station net of fees paid ..............   $     215    $   7,632
                                                                        =========    =========

                  BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - NATURE OF BUSINESS AND BASIS OF PRESENTATION

NATURE OF BUSINESS

         Benedek Communications is a holding company with minimal operations other than from its wholly owned subsidiary, Benedek Broadcasting. Benedek Broadcasting owns and operates 23 network affiliated television stations (the "Stations") located throughout the United States. The Stations are geographically diverse and serve markets in 24 states. The operating revenues of the Stations are derived primarily from the sale of advertising time and, to a lesser extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Benedek Communications, and its subsidiaries, on a consolidated basis. All significant intercompany items and transactions have been eliminated in consolidation. Certain amounts in the nine months ended September 30, 1999 have been reclassified to conform to the classification for the nine months ended September 30, 2000. These reclassifications had no effect on the net loss for the nine months ended September 30, 2000.

(NOTE B) - ACQUISITION AND SALE OF STATIONS

         On November 19, 1999, the Company entered into an Asset Purchase Agreement with The Chronicle Publishing Company ("Chronicle") and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC, Inc. ("WGRC"). Pursuant to these agreements, WGRC acquired the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transferred the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts, and an additional $18,000,000 payment. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to
Section 1031 of the Internal Revenue Code and accounted for under the purchase method of accounting in accordance with APB Opinion No. 16.

         The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $141,839,000, which consisted of the fair market value of the WWLP-TV assets of $122,961,000, cash payment of $18,000,000 and fees and costs of the transaction of approximately $878,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date on March 31, 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


         A gain of approximately $61,226,000 was recorded to reflect the disposition of WWLP-TV. The gain consisted of the fair market value of the WWLP-TV assets of $122,961,000 less their book value of $61,431,000 and fees of approximately $304,000.

         On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8,000,000 on March 21, 2000. A gain of approximately $311,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the $8,000,000 sale price over the book value of the assets of $7,625,000 less fees of the transaction. The Company wrote down the KOSA-TV assets during 1999 by $6,920,000, as a result of the signing of the Asset Purchase Agreement with ICA, which contemplated the sale.

         The unaudited pro forma results of operations and earnings per share for the nine months ended September 30, 1999 and 2000, assuming only the acquisitions of WOWT-TV and KAKE-TV ("Acquisitions"), and assuming both the Acquisitions and dispositions of WWLP-TV and KOSA-TV ("Dispositions"), had occurred on January 1, 1999, are presented in the table below.


                                                   Acquisitions     Acquisitions and Dispositions
                                           ----------------------  ------------------------------
                                              1999          2000         1999         2000
                                              ----          ----         ----         ----
                                                 (In thousands, except per share data)

Net Revenue ..............................   $125,076     $120,206     $112,535     $116,237
                                             ---------    ---------    ---------    ---------
(Loss) before extraordinary item .........   $ (5,569)    $(13,292)    $ (6,901)    $(13,520)
Extraordinary item ......................     (12,182)         --       (12,182)        --
                                             ---------    ---------    ---------    ---------
Net (loss) ...............................   $(17,751)    $(13,292)    $(19,083)    $(13,520)
                                             =========    =========    =========    =========
Basic and diluted (loss) per common share:
      (Loss) before extraordinary item....   $  (2.65)    $  (4.08)    $  (2.83)    $  (4.11)
      Extraordinary item .................      (1.65)        --          (1.65)        --
                                             ---------    ---------    ---------    ---------
      (Loss) per common share ............   $  (4.30)    $  (4.08)    $  (4.48)    $  (4.11)
                                             =========    =========    =========    =========


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         The pro forma results of operations and earnings per share for the nine months ended September 30, 1999 and 2000 refer to the operating results of the Acquisitions and Dispositions as if such stations were owned or sold by the Company on January 1, 1999 with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the sale of stations for either period presented.

(NOTE C) - REPURCHASE OF DISCOUNT NOTES

         During July 2000, the Company acquired a portion of its 13 1/4% Senior Subordinated Discount Notes (the "Discount Notes") with a face amount of $3,005,000. The Discount Notes had an accreted value of $2,649,000 and were purchased for a total of $2,394,000.


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

(NOTE E) - SUBSEQUENT EVENTS

         On October 18, 2000, the Company commenced a cash tender offer and consent solicitation for all of its outstanding Discount Notes. This tender offer is part of the Company's financing plan, the purpose of which is to (i) reduce the Company's aggregate interest expense by refinancing the Discount Notes and existing credit facility, (ii) extend the maturities of the Company's debt securities and (iii) enhance the Company's operating and financial flexibility. At September 30, 2000, the accreted value of the Discount Notes was approximately $151,412,000.

         On October 18, 2000, the Company also commenced a consent solicitation from the registered holders of its Senior Exchangeable Preferred Stock, seeking their consent with respect to the adoption of amendments to the certificate of designation to permit the Company to enter into the financing plan among other things.

         As mentioned above, in addition to this tender offer, the Company contemplates the refinancing of its outstanding bank term loan and revolver, which totaled approximately $281,000,000 at September 30, 2000. It is anticipated that the refinancing will be accomplished through the issuance of new senior secured notes in the aggregate principal amount of approximately $450,000,000 and entering into a new $25,000,000 revolving credit facility. Proceeds remaining from the issuance of the senior secured notes, after funding the tender offer and payment of the outstanding bank indebtedness, will be used to pay the related fees and expenses of the transaction, and any remaining amount will be used for working capital purposes.

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

         Except as otherwise provided, the financial data set forth below is derived from the historical consolidated financial statements of the Company, prepared in accordance with generally accepted accounting principles. Such historical financial data includes the results of operations of KKTV, which was operated under a time brokerage agreement (a "TBA") with the Ackerley Group, Inc. from January 1, 1999 until the Company's acquisition of KKTV on May 1, 1999, net of fees (the "1999 Swap"). The historical financial data also includes the limited operating results and TBA fee revenue of KCOY-TV which was being operated by the Ackerley Group, Inc. under a TBA from January 1, 1999 until the Ackerley Group Inc.'s acquisition of KCOY-TV on May 1, 1999. The 1999 Swap closed on May 1, 1999.

         The historical financial data reflects the results of operations through the date of the sale of KOSA-TV, the Company's former station in Odessa, Texas, which was sold to ICA effective on March 21, 2000. In addition, the historical financial data reflects the results of operations of WWLP-TV, Springfield, Massachusetts, which was exchanged for the television broadcast assets of KAKE-TV, Wichita, Kansas and WOWT-TV, Omaha, Nebraska effective March 31, 2000 (the "2000 Swap"). The effect of this exchange on the historical financial data is that the assets of KAKE-TV and WOWT-TV have been included while the assets of WWLP-TV have been excluded from the consolidated balance sheets of the Company, as of September 30, 2000.

         The term, "Same Station" data refers to the historical results of operations for all 23 television stations currently owned by the Company as if such stations were owned by the Company throughout the periods indicated with pro forma adjustments only for depreciation and amortization and TBA fees and revenue. Same Station information excludes the results of BCI, a nonrecourse subsidiary. Same Station information does not claim to represent what the Company's results of operations would have been if such transactions had been effected at the beginning of such periods and does not claim to project results of operations of the Company in any future period.

         Broadcast cash flow is defined as operating income, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses, net loss on the sale of stations and noncash compensation, less payments on program broadcast liabilities and net gain on sale of stations.

         The Company has included broadcast cash flow data because the information is a measurement (i) used by lenders to measure the Company's ability to service its debt and pay for capital expenditures; (ii) used by industry analysts to determine a market value of the Company's television stations; and (iii) used by industry analysts when evaluating and comparing the Company's operating performance.

         Broadcast cash flow does not claim to represent cash provided by operating activities as reflected in the Company's consolidated financial statements. It is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing the Company's results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information.

         Adjusted EBITDA is defined as operating income, before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, net loss on the sale of stations and noncash compensation, less payments on program broadcast liabilities and net gain on sale of stations.

         The Company has included Adjusted EBITDA data because the information is a measurement (i) used by lenders to measure the Company's ability to service its debt and pay for capital expenditures;(ii) used by industry analysts to determine a market value of the Company's television stations; and (iii) used by industry analysts when evaluating and comparing the Company's operating performance.

         Adjusted EBITDA does not claim to represent cash provided by operating activities as reflected in the Company's consolidated financial statements. It is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in the Company's consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing the Company's results of operations and cash flows. The term "Adjusted EBITDA" may not be the same terminology utilized by other companies in the presentation of similar information.

         The Company believes that Adjusted EBITDA and broadcast cash flow information discussed below provide meaningful information as to the performance of the television stations owned by the Company, particularly information that is presented on a Same Station basis. Changes from year to year indicate how the Company has performed in its efforts to increase net revenue and manage expenses on an operating basis.

         The Company owns 23 network-affiliated television stations throughout the United States. The Stations are diverse in geographic and network affiliation, serve medium-sized markets and, in the aggregate, reach communities in 24 states. Eleven of the Stations are affiliated with CBS, seven are affiliated with ABC, four are affiliated with NBC, and one is affiliated with Fox.

         The operating revenues of the Company are derived primarily from the sale of advertising time and, to a modest extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenue depends on the ability of the Company to provide popular programming that attracts audiences in the demographic groups targeted by advertisers, thereby allowing the Company to sell advertising time at satisfactory rates. Revenue also depends significantly on factors such as the national and local economy and the level of local competition.

         On November 19, 1999, the Company entered into an Asset Purchase Agreement with Chronicle and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC. WGRC acquired the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transferred the same to the Company in exchange for the television broadcast assets of WWLP-TV, the Company's former station in Springfield, Massachusetts, and an additional $18.0 million payment made by the Company to WGRC for the Chronicle Stations. At December 31, 1999, the Company had deposited $10.0 million in an escrow account related to this transaction. The remaining $8.0 million was funded from the proceeds of the sale of KOSA-TV as discussed below. The transaction was structured, to the extent feasible, as a tax-free exchange pursuant to Section 1031 of the Internal Revenue Code and recorded under the purchase method of accounting.

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

         In January 2000, the FCC granted its approval to assign all of the FCC licenses and authorizations from WMTV License Co., LLC ("License Co.") to BLC. License Co. was wholly owned by Philip A. Jones, solely in his capacity as trustee under The WMTV Trust, which was formed to hold the assets of television station WMTV (TV), Madison, Wisconsin to comply with FCC rules and regulations. On February 29, 2000, The WMTV Trust transferred all of the assets of WMTV(TV) to Benedek Broadcasting, and License Co. transferred all of the FCC licenses and authorizations to BLC.

         The following table sets forth certain historical results of the operations and operating data for the periods indicated.


                                             Three Months Ended September 30,  Nine Months Ended September 30,
                                             -------------------------------   ------------------------------
                                                    1999        2000               1999        2000
                                                    ----        ----               ----        ----
                                                                     (In thousands)

Operating income ..............................    $ 5,098     $ 5,903          $ 28,034    $ 79,321
    Add:
     Amortization of program broadcast
     rights ...................................      1,975       2,380             5,858       6,656
     Depreciation and amortization ............      5,464       7,253            20,037      19,457
     Corporate expenses .......................      1,089       1,477             3,416       4,277
     Net loss on sale of stations .............        220        --                --          --
    Less:
     Payments for program broadcast liabilities     (1,851)     (2,261)           (5,841)     (6,423)
     Net gain on sale of stations .............       --           (32)          (13,303)    (61,537)
                                                  --------    --------           --------    --------
Broadcast cash flow ...........................    $11,995     $14,720          $ 38,201    $ 41,751
                                                  ========    ========           ========    ========

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The following table provides both historical information and Same Station information for the three months ended September 30, 1999 and 2000. The Same Station information gives effect to the 1999 Swap, the 2000 Swap and KOSA disposition as if the exchanges and disposition were consummated prior to January 1, 1999.


                                                          Historical                         Same Station(1)
                                                Three Months Ended September 30,     Three Months Ended September 30,
                                               ---------------------------------     ---------------------------------
                                                  1999         2000     % Change       1999        2000      % Change
                                                  ----         ----     --------       ----        ----      --------
                                                                         (In thousands)

Local/regional .............................    $22,121      $23,573      6.6%       $24,480     $23,410       (4.4)%
National ...................................     11,614       13,313     14.6         12,618      13,265        5.1
Political ..................................        347        4,980   1335.2            347       4,979     1334.9
Other ......................................      4,336        4,307     (0.7)         4,581       4,301       (6.1)
                                                -------      -------   -------      --------    --------     -------
                                                 38,418       46,173     20.2         42,026      45,955        9.3
Direct costs ...............................      5,210        6,654     27.7          5,669       6,481       14.3
                                                -------      -------   -------      --------    --------     -------
Net revenues ...............................     33,208       39,519     19.0         36,357      39,474        8.6
Operating expenses:
     Selling, technical and
     program expenses ......................     15,682       18,608     18.7         17,622      18,522        5.1
     General and administrative ............      5,655        6,310     11.6          6,383       6,316       (1.0)
     Depreciation and amortization .........      5,464        7,253     32.7          8,653       8,191       (5.3)
     Corporate .............................      1,089        1,477     35.6          1,089       1,477       35.6
                                                -------      -------   -------      --------    --------     -------
                                                 27,890       33,648     20.6         33,747      34,506        2.2
Gain (loss) on sales of stations, net ......       (220)          32    100.0           --         --          --
                                                -------      -------   -------      --------    --------     -------
     Operating income ......................    $ 5,098      $ 5,903     15.8%       $ 2,610     $ 4,968       90.3%
                                                =======     ========    ======      ========    ========     =======
Broadcast cash flow ........................    $11,995      $14,720     22.7%       $12,540     $14,756       17.7%
Broadcast cash flow margin .................       36.1%        37.2%                   34.5%       37.4%
Adjusted EBITDA ............................    $10,906      $13,243     21.4%       $11,451     $13,279       16.0%
Adjusted EBITDA margin .....................       32.8%        33.5%                   31.5%       33.6%

(1) Excludes BCI, a nonrecourse subsidiary

         Net revenues for the three months ended September 30, 2000 increased $6.3 million or 19.0% to $39.5 million from $33.2 million for the three months ended September 30, 1999. Political advertising revenue for the three months ended September 30, 2000 was $5.0 million compared to $0.3 million for the three months ended September 30, 1999. Gross revenues excluding political advertising revenue increased $3.1 million or 8.2% to $41.2 million from $38.1 million for the three months ended September 30, 1999. The increase was caused primarily by the 2000 Swap.

         During March 2000, the Company restructured the organization of its local sales departments to place a greater emphasis on local and regional advertising revenues. The Company shifted certain local advertising accounts to national representatives to better reflect the actual source of revenue. As a result of the restructuring and the new philosophy, it may be difficult to make year-to-year comparisons of trends in local/regional and national sales for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

         On a Same Station basis, net revenues for the three months ended September 30, 2000 increased $3.1 million or 8.6% to $39.5 million from $36.4 million for the three months ended September 30, 1999. The increase was the result of higher political advertising revenue for the three months ended September 30, 2000 as compared to September 30, 1999. Political advertising revenue was $5.0 million for the three months ended September 30, 2000 as compared to $0.3 million for the three months ended September 30, 1999.


         Operating expenses for the three months ended September 30, 2000 increased $5.7 million or 20.6% to $33.6 million from $27.9 million for the three months ended September 30, 1999. The increase in operating expenses was caused by increased costs due to the effect of the 2000 Swap. As a percentage of net revenues, operating expenses increased to 85.1% for the three months ended September 30, 2000 compared to 84.0% for the corresponding period in 1999. On a Same Station basis, operating expenses for the three months ended September 30, 2000 increased $0.8 million or 2.2% to $34.5 million from $33.7 million for the three months ended September 30, 1999. The increase in operating expenses resulted primarily from increased sales related expenses and increased corporate expenses in the three months ended September 30, 2000.

         Operating income for the three months ended September 30, 2000 increased $0.8 million to $5.9 million from $5.1 million for the three months ended September 30, 1999. On a Same Station basis, operating income for the three months ended September 30, 2000 increased $2.4 million or 90.3% to $5.0 million from $2.6 million for the three months ended September 30, 1999.

         Financial (expenses), net for the Company for the three months ended September 30, 2000 increased $1.1 million or 10.0% to $12.3 million from $11.2 million in the three months ended September 30, 1999 as a result of higher levels of debt resulting from the 2000 Swap.

         Income tax benefit for the Company for the three months ending September 30, 2000 was $2.4 million as compared to an expense of $0.1 million for the three months ended September 30, 1999.

         At September 30, 2000, the Company had approximately $15.7 million in net operating loss carryforwards, which expire in 2007 through 2019 that are available to offset future income tax liabilities.

         Net loss for the Company was $4.0 million for the three months ended September 30, 2000 as compared to a net loss of $6.1 million for the three months ended September 30, 1999.

         Broadcast cash flow for the three months ended September 30, 2000 increased $2.7 million or 22.7% to $14.7 million from $12.0 million for the three months ended September 30, 1999. As a percentage of net revenues, broadcast cash flow margin increased to 37.2% for the three months ended September 30, 2000 from 36.1% for the three months ended September 30, 1999. On a Same Station basis, broadcast cash flow for the three months ended September 30, 2000 increased $2.3 million or 17.7% to $14.8 million from $12.5 million for the three months ended September 30, 1999. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 37.4% for the three months ended September 30, 2000 from 34.5% for the three months ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table provides both historical information and Same Station information for the nine months ended September 30, 1999 and 2000. The Same Station information gives effect to the 1999 Swap, the 2000 Swap and the KOSA disposition as if the exchanges and disposition were consummated prior to January 1, 1999.


                                                             Historical                            Same Station(1)
                                                    Nine Months Ended September 30,        Nine Months Ended September 30,
                                                 ------------------------------------     ---------------------------------
                                                 1999         2000           % Change     1999         2000        % Change
                                                 ----         ----           --------     ----         ----        --------
                                                                     (In thousands)
Local/regional .............................    $ 67,231     $ 69,299            3.1%   $ 74,310     $ 71,296       (4.1)%
National ...................................      36,390       41,676           14.5      39,462       42,607        8.0
Political ..................................         721        7,274          908.9         774        7,342      848.6
Other ......................................      14,306       13,225           (7.6)     14,296       13,315       (6.9)
                                                ---------    ---------    ----------    --------    ---------    --------
                                                 118,648      131,474           10.8     128,842      134,560        4.4
Direct costs ...............................      15,921       18,704           17.5      17,304       18,686        8.0
                                                ---------    ---------    ----------    --------    ---------    --------
Net revenues ...............................     102,727      112,770            9.8     111,538      115,874        3.9
Operating expenses:
     Selling, technical and
     program expenses ......................      46,777       53,059           13.4      53,179       54,870        3.2
     General and administrative ............      17,766       18,193            2.4      18,519       18,755        1.3
     Depreciation and amortization .........      20,037       19,457           (2.9)     24,480       21,442      (12.4)
     Corporate .............................       3,416        4,277           25.2       3,416        4,277       25.2
                                                ---------    ---------    ----------    --------    ---------    --------
                                                  87,996       94,986            7.9      99,594       99,344       (0.3)
Gain on sales of stations, net .............      13,303       61,537          362.6        --           --          --
                                                ---------    ---------    ----------    --------    ---------    --------
     Operating income ......................    $ 28,034     $ 79,321          182.9%   $ 11,944     $ 16,530       38.4%
                                                =========    =========    ==========    ========    =========    ========

Broadcast cash flow ........................    $ 38,201     $ 41,751            9.3%   $ 39,963     $ 42,741        7.0%
Broadcast cash flow margin .................        37.2%        37.0%                      35.8%        36.9%
Adjusted EBITDA ............................    $ 34,785     $ 37,474            7.7%   $ 36,547     $ 38,464        5.2%
Adjusted EBITDA margin .....................        33.9%        33.2%                      32.8%        33.2%

(1) Excludes BCI, a nonrecourse subsidiary

         Net revenues for the nine months ended September 30, 2000 increased $10.1 million or 9.8% to $112.8 million from $102.7 million for the three months ended September 30, 1999. Gross revenues excluding political advertising revenue increased $6.3 million or 5.3% to $124.2 million for the nine months ended September 30, 2000 from $117.9 million for the nine months ended September 30, 1999. On a Same Station basis, net revenues for the nine months ended September 30, 2000 were $115.9 million as compared to $111.5 million for the nine months ended September 30, 1999 due to an increase of $6.6 million in political advertising revenue.

         During March 2000, the Company restructured the organization of its local sales departments to place a greater emphasis on local and regional advertising revenues. The Company shifted certain local advertising accounts to national representatives to better reflect the actual source of revenue. As a result of the restructuring and the new philosophy, it may be difficult to make year-to-year comparisons of trends in local/regional and national sales for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

         Operating expenses for the nine months ended September 30, 2000 increased $7.0 million or 7.9% to $95.0 million from $88.0 million for the nine months ended September 30, 1999. The increase in operating expenses was attributable primarily to increases in payroll related costs in both selling, technical and program expenses and corporate. The increase was offset by a $0.6 million decrease in depreciation expense. On a


Same Station basis, operating expenses for the nine months ended September 30, 2000 decreased $0.3 million or 0.3% to $99.3 million from $99.6 million for the nine months ended September 30, 1999.

         Gain on the sale of stations, net for the nine months ended September 30, 2000 was $61.5 million as compared to $13.3 million for the nine months ending September 30, 1999. The $48.2 million or 362.6% increase is a result of the 2000 Swap.

         Operating income for the nine months ended September 30, 2000 increased $51.3 million or 182.9% to $79.3 million from $28.0 million for the nine months ended September 30, 1999, due to the 2000 Swap. On a Same Station basis, operating income for the nine months ended September 30, 2000 increased $4.6 million or 38.4% to $16.5 million from $11.9 million for the nine months ended September 30, 1999.

         Financial (expenses), net for the nine months ended September 30, 2000 increased $2.8 million or 8.5% to $35.7 million from $32.9 million for the nine months ended September 30, 1999.

         Income tax expense for the Company for the nine months ended September 30, 2000 was $28.4 million compared to no income tax benefit or expense for the nine months ended September 30, 1999. The increase in expense was a result of the non-deductible gain, in accordance with Section 1031 of the Internal Revenue Code, associated with the 2000 Swap.

         Net income for the Company for the nine months ended September 30, 2000 was $15.2 million as compared to $17.0 million net loss for the nine months ended September 30, 1999.

         Broadcast cash flow for the nine months ended September 30, 2000 increased $3.6 million or 9.3% to $41.8 million from $38.2 million for the nine months ended September 30, 1999. As a percentage of net revenues, broadcast cash flow margin decreased to 37.0% for the nine months ended September 30, 2000 from 37.2% for the nine months ended September 30, 1999. On a Same Station basis, broadcast cash flow for the nine months ended September 30, 2000 increased $2.7 million or 7.0% to $42.7 million from $40.0 million for the nine months ended September 30, 1999. As a percentage of net revenues, broadcast cash flow margin on a Same Station basis increased to 36.9% for the nine months ended September 30, 2000 from 35.8% for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities is the primary source of liquidity for the Company and was $14.3 million for the nine months ended September 30, 2000 compared to $11.0 million for the nine months ended September 30, 1999. Cash payments of interest expense totaled $20.7 million for the nine months ended September 30, 2000 as compared to $24.3 million for the nine months ended September 30, 1999. The decrease of $3.6 million in cash payments for interest was offset by a $1.6 million increase in cash payments for income taxes.

         Cash Flows from Investing Activities were $(9.1) million for the nine months ended September 30, 2000, as compared to $(16.3) million for the nine months ended September 30, 1999. Cash flows from investing activities for the nine months ended September 30, 2000 included $8.6 million of costs and fees associated with the 2000 Swap which was offset, in part, by $7.6 million of net proceeds from the KOSA disposition. For the nine months ended September 30, 1999, cash flows from investing activities included $9.5 million of costs and fees associated with the 1999 Swap. Purchase of property and equipment was $7.5 million for the nine months ended September 30, 2000 as compared to $6.4 million for the nine months ended September 30, 1999.

         Cash Flows from Financing Activities were $(2.8) million for the nine months ended September 30, 2000 compared to $5.1 million for the nine months ended September 30, 1999. The nine months ended September 30, 2000 included $2.5 million in net borrowings on the Company's Revolver (as defined below) compared to $55.0 million for the nine months ended September 30, 1999. The Company made $3.5 million in principal payments during the nine months ended September 30, 2000, which included a $2.4 million


                                     19
payment to satisfy the mortgage on WWLP prior to the 2000 Swap. In addition, during the nine months ended September 30, 1999, the Company borrowed
$220.0 million under the term loan portion of a new credit facility ("the Credit Facility"), paid off its existing term loans for $108.3 million and redeemed Benedek Broadcasting's Senior Secured Notes for $149.9 million.

         The Company's Credit Facility includes an aggregate borrowing limit of $310.0 million consisting of a $220.0 million term loan (the "Term Loan") and a $90.0 million revolving credit facility (the "Revolver"). The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to Benedek Communications), transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility also contains customary events of default for highly leveraged financings, including certain changes in ownership or control of the Company. The Company and its lenders amended the Credit Facility as of March 23, 2000 to modify the maximum Senior Leverage Ratio (as defined in the Credit Facility) applicable for all fiscal quarters of the year ending December 31, 2000.

         As of September 30, 2000, the Company had borrowed $220.0 million under the Term Loan and $61.0 million under the Revolver. At September 30, 2000, the Company could have borrowed approximately an additional $10.9 million under the Revolver. During the nine months ended September 30, 2000, the highest outstanding balance under the Revolver was $66.0 million. The Company's ability to draw funds under the Revolver is limited by its level of earnings and its ability to meet certain financial covenants.

         During the three months ended September 30, 2000, the Company revised the accumulated accretion of dividends on its 11 1/2% Senior Exchangeable Preferred Stock. The result of this revision was to increase the carrying amount by $1.4 million to $135.4 million. The resulting liquidation preference at September 30, 2000 was $131.0 million. The revision was needed to adjust the balance to the actual liquidation preference plus the accumulated prepayment premium amortization as calculated on September 30, 2000.

PENDING ADOPTION OF ACCOUNTING STANDARD

         The FASB (Financial Accounting Standards Board) has issued FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which the Company will be required to adopt for its fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on the Company's financial statements since its only financial instrument is an interest rate cap.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement, which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. The Company is entitled to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of September 30, 2000, the settlement rate was 6.62%. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.


                                     PART II



ITEM 1.       LEGAL PROCEEDINGS.

         The Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding, which, in the opinion of management, is likely to have a material adverse effect on the company.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)(3)       Exhibits.

     *10.1  --    Second  Amendment to loan  agreement  dated as of March 22,
                  2000 by and among Benedek Communications Corporation,  as
                  parent; Benedek Broadcasting Corporation, as borrower; the lenders (as defined in the Loan Agreement) and Toronto
                  Dominion (Texas), Inc., as administrative agent and as
                  collateral agent.

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


                                         BENEDEK COMMUNICATIONS CORPORATION
                                                   (REGISTRANT)


                                      By: /s/ K. James Yager
                                          ........................
                                          K. JAMES YAGER
                                          PRESIDENT AND CHIEF OPERATING OFFICER
                                          (AUTHORIZED OFFICER)


                                      By: /s/ Mary L. Flodin
                                          ..........................
                                          MARY L. FLODIN
                                          VICE PRESIDENT AND CONTROLLER
                                          (PRINCIPAL ACCOUNTING OFFICER)

                                          DATE:          October 30, 2000