Form 10-K405
period 2000-12-31
BENEDEK COMMUNICATIONS CORP
filed 2001-04-02
CIK 1017522

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----     EXCHANGE ACT OF 1934

- ----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER: 333-09529

                                 --------------
                       BENEDEK COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                                 --------------

             Delaware                                                 36-4076007
   (State or other jurisdiction of                                (I.R.S. Employer
    incorporation or organization)                              Identification Number)
                                 --------------

   2895 Greenspoint Parkway, Suite 250                                    60195
       Hoffman Estates, Illinois                                        (Zip Code)
(Address of principal executive offices)

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

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At March 29, 2001, there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.
================================================================================

                       BENEDEK COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-K

Item
Number                                                                                               Page
- ------                                                                                               ----
                                                      PART I
     Item     1.  Business........................................................................     1
     Item     2.  Properties......................................................................    18
     Item     3.  Legal Proceedings...............................................................    20
     Item     4.  Submission of Matters to a Vote of Security Holders.............................    20

                                                      PART II
     Item     5.  Market for Registrant's Common Equity and Related Stockholder Matters...........    21
     Item     6.  Selected Financial Data.........................................................    21
     Item     7.  Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...................................................................    23
     Item    7A.  Quantitative and Qualitative Disclosures About Market Risk......................    34
     Item     8.  Financial Statements and Supplementary Data.....................................    34
     Item     9.  Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure...................................................................    34

                                                      PART III
     Item    10.  Directors and Executive Officers of the Registrant..............................    35
     Item    11.  Executive Compensation..........................................................    37
     Item    12.  Security Ownership of Certain Beneficial Owners and Management..................    40
     Item    13.  Certain Relationships and Related Transactions..................................    41

                                                      PART IV
     Item    14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................    42
  Signatures .....................................................................................    46

                                     PART I

Item 1. Business.

Introduction

         As used in this Annual Report on Form 10-K, the terms "we," "us," "our," "our company" and "Benedek Communications" mean Benedek Communications Corporation and its subsidiaries, unless the context indicates a different meaning. The term "Benedek Broadcasting" means Benedek Broadcasting Corporation, a wholly-owned subsidiary of Benedek Communications, and its subsidiaries.

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "expect," "anticipate," "believe," "estimate" and similar expressions. Our actual results could differ materially from those described in these forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include:

         o     changes in national and regional economies;
         o     competition in the television business;
         o     pricing fluctuations in local and national advertising;
         o     program ratings; and
         o     changes in programming costs.

         We assume no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As used in this Annual Report on Form 10-K, "same station" data refers to the historical results of operations of all 23 television stations which we currently own as if such stations were owned and operated by us throughout the periods indicated with pro forma adjustments only for depreciation and amortization and time brokerage agreement fees and revenue. Same station information excludes the results of Benedek Cable, Inc., a nonrecourse subsidiary. Same station information does not purport to represent what our results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project our results of operations in any future period.

         Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. We have included broadcast cash flow data because the information is a measurement:

         (1) used by lenders to measure our ability to service our debt and pay for capital expenditures;

         (2) used by industry analysts to determine a market value of our television stations; and

         (3) used by industry analysts when evaluating and comparing our operating performance.

         Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in our consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing our results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information.

         Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. We have included Adjusted EBITDA data because the information is a measurement:

         (1) used by lenders to measure our ability to service our debt and pay for capital expenditures;

         (2) used by industry analysts to determine a market value of our television stations; and

         (3) used by industry analysts when evaluating and comparing our operating performance.

         Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in our consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing our results of operations and cash flows. The term "Adjusted EBITDA" may not be the same terminology utilized by other companies in the presentation of similar information.

         We believe that Adjusted EBITDA and broadcast cash flow information discussed below provide meaningful information as to the performance of our television stations, particularly information that is presented on a same station basis. Changes from year to year indicate how we have performed in our efforts to increase our net sales and manage our operating expenses.

Overview

         We own and operate 23 network-affiliated television stations throughout the United States. Our stations are geographically diverse and serve small to medium-sized markets in 24 states. Eleven of our stations are affiliated with CBS, seven are affiliated with ABC, four are affiliated with NBC and one is affiliated with Fox.

         Our stations are located in designated market areas or DMAs ranked in size from 65 to 198 out of the 210 DMAs surveyed by A. C. Nielsen Company. Our broadcast signals reach approximately four million households, representing approximately 4% of all television households in the United States. We believe that broadcast television stations in small to medium-sized markets offer an opportunity to generate attractive and stable Adjusted EBITDA due to limited competition from:

         o     other television stations for viewers;
         o     other media soliciting advertising expenditures; and
         o     other television stations purchasing syndicated programming.

         We operate in markets that typically have stable employment and a diverse base of employers. We generally target markets that have population centers that share common community interests and are receptive to local programming. Our local programming and news content coupled with our network affiliations provide each of our stations with an established audience and reputation for news, sports and entertainment programming.

         Our senior management team, led by A. Richard Benedek, Chairman and Chief Executive Officer, and K. James Yager, President and Chief Operating Officer, has extensive experience in acquiring and improving the operations of television stations. In addition, our stations are supported by a team of senior vice presidents who directly oversee the day-to-day operations of our business. Louis S. Wall, Christopher H. Cornelius and Clyde G. Payne manage 11, nine and three of our stations, respectively. These executives have an average of 26 years experience operating and managing broadcast television stations.

Strategy

         Our business strategy is to maximize advertising revenues and audience share through the production of appealing local news, information and community-oriented programming, while maintaining strict cost controls. Key elements of our strategy include:

         Broadcasting Highly-Rated Local News and Programming. We believe that local news and informational programming leadership contributes to higher ratings and, therefore, increased advertising revenues. Our emphasis on local and ongoing community involvement allows our stations to maximize the advertising rates they can charge local, regional and national accounts. We focus on expanding each station's local news franchise as the key element in our strategy to build and maintain audience loyalty. We sell all of the advertising time during news and other local programming.

         We also believe that television stations with a prominent local identity and active community involvement can realize additional revenues from local advertisers through the development and sale of special promotional programming. Our stations have developed high-quality programming that highlights community events and topics of local interest. Our stations also sell promotional advertising packages tied to various local events such as youth expos, county fairs, parades, athletic events and other local activities. These local programs have proven successful in attracting incremental advertising revenues and are a core element of each station's local identity.

         Acquiring Popular Syndicated Programming. We selectively purchase first run and off-network syndicated programming designed to reach specific demographic groups attractive to advertisers. Currently, we broadcast on many of our stations the five most highly-rated syndicated programs. These programs and the number of our stations on which they are broadcast are:

         o    "Wheel of Fortune" on 14 of our stations;
         o    "Jeopardy" on 10 of our stations;
         o    "The Oprah Winfrey Show" on 10 of our stations;
         o    "Judge Judy" on seven of our stations; and
         o    "Entertainment Tonight" on six of our stations.

         Additionally, we broadcast other highly-rated first run and off-network syndicated programs on our stations including:

         o    "Frasier;"
         o    "Seinfeld;"
         o    "Live! with Regis;"
         o    "Hollywood Squares;"
         o    "The Rosie O'Donnell Show;"
         o    "Montel Williams;" and
         o    "Friends."

         We seek to acquire syndicated programs that:

         o    have wide audience appeal;
         o are available on a cost-effective basis for limited licensing periods;
         o    allow scheduling flexibility;
         o    complement each station's overall programming mix; and
         o    counter competitive programming.

         We have been able to purchase syndicated programming at attractive rates because of the limited competition from other television broadcasters for such programming in our markets. As a result, our cash program expense as a percentage of net revenues for our stations was 4.6% in 1998, 5.3% in 1999 and 5.4% in 2000. In comparison, the percentage of net revenues spent for programming by all network affiliated stations was 7.4% in 1998 and 8.8% in 1999.

         Focusing on Local Sales. We seek to capitalize on the strength of our local news and other programming by increasing the amount of advertising dollars being spent by existing local advertisers. In addition, we focus on increasing the sale of local advertising by attracting new advertisers to television. We also believe that through local sales efforts we can stimulate local advertising expenditures more readily than national advertising expenditures. This enables us to react promptly to changes in the national and local advertising climate and better maintain consistent Adjusted EBITDA.

         We sell time to local advertisers through our experienced sales teams, dedicated to generating local advertising revenues. Our strategy is to increase revenues from our existing customers while simultaneously expanding our customer base by identifying new customers. We believe that the strength of our local news makes our stations a particularly appealing outlet for local advertisers. Our sales personnel are expected to meet minimum weekly customer activity levels and are provided incentives to generate new customer business. To assist new local advertisers, our stations offer commercial production services. Approximately 51% of our gross revenues in 2000 were generated from local and regional advertisers.

         Maintaining Strict Financial Planning and Cost Controls. Maintaining strict control of our programming and operating costs is key to increasing our Adjusted EBITDA. We intend to continue to identify opportunities to increase cash flow through our ongoing strategic planning and budgeting process. Additionally, we have achieved savings based on efficiencies of scale. Owning and operating 23 television stations has provided us opportunities to save on expenses for syndicated programming and capital equipment.

         Pursuing Strategic Acquisitions and Opportunities. We have a long-term strategy to strengthen our portfolio of television stations in medium-sized markets where we believe we can successfully implement our operating strategies. For example, in March 2000, we completed the exchange of WWLP-TV, our former station serving Springfield, Massachusetts, for KAKE-TV, Wichita, Kansas, its two satellite stations, and WOWT-TV, Omaha, Nebraska. WWLP-TV is located in the 104th largest DMA. KAKE-TV is located in the 65th largest DMA and WOWT-TV is located in the 75th largest DMA. Additionally, in April 1999, we completed the exchange of KCOY-TV, our former station serving Santa Maria, California, for KKTV, which serves Colorado Springs, Colorado. KKTV is located in the 93rd largest DMA. KCOY-TV is located in the 116th largest DMA. Since the KKTV exchange, we have improved cash flow at the station by 51% over the 12-month period prior to our ownership.

         Our strong local content provides us a platform for expansion into complementary businesses. We are developing new revenue producing outlets for our local content including:

         o    our stations' web-sites;
         o    local data-casting projects; and
         o the provision of limited news-services to other media properties in our markets.

Background

         Benedek Communications was incorporated under the laws of the State of Delaware on April 10, 1996. Benedek Broadcasting was incorporated under the laws of the State of Delaware on January 22, 1979. Our principal executive offices are located at 2895 Greenspoint Parkway, Suite 250, Hoffman Estates, Illinois 60195. The telephone number at the executive offices is (847) 585-3450.

Our Stations

         The following table sets forth certain information for each of our stations and the markets they serve.

                                                                                      Number of
                                                                                     Commercial
                                                                         Network      Broadcast    Station
                                Market                                 Affiliation/  Stations in    Rank In         Cable
Designated Market Area         Rank (a)    Call Letters  Channel (b)   Expiration    Market (c)   Market (d)   Penetration (e)
- ----------------------         --------    ------------  -----------   ----------    ----------   ----------   ---------------
Wichita-Hutchinson, KS            65       KAKE-TV            10       ABC/2006           5             2(f)          70%
Colby, KS                         65       KLBY-TV(g)          4       ABC/2006           5(h)        (f)             (f)
Garden City, KS                   65       KUPK-TV(g)         13       ABC/2006           5(h)        (f)             (f)
Omaha, NE                         75       WOWT-TV             6       NBC/2002           6             2             71%
Madison, WI                       84       WMTV-TV            15       NBC/2006           5             2             62%
Colorado Springs-Pueblo, CO       92       KKTV               11       CBS/2005           4             1             68%
Youngstown, OH                    99       WYTV-TV            33       ABC/2004           4             3             73%
Lansing, MI                      107       WILX-TV            10       NBC/2006           4             2             67%
Peoria-Bloomington, IL           112       WHOI-TV            19       ABC/2005           5             3             70%
Duluth, MN and Superior, WI      132       KDLH-TV             3       CBS/2005           4             3             49%
Rockford, IL                     135       WIFR-TV            23       CBS/2005           4             2             68%
Wausau-Rhinelander, WI           136       WSAW-TV             7       CBS/2005           4             2             54%
Topeka, KS                       138       WIBW-TV            13       CBS/2005           4             1             70%
Wheeling, WV and                 140       WTRF-TV             7       CBS/2005           2             2             76%
   Steubenville, OH
Columbia-Jefferson City, MO      143       KMIZ-TV            17       ABC/2004           5             3             58%
Columbia-Jefferson City, MO      143       K02NQ(i)            2       Fox(i)             5(i)          4(i)          58%
                                 143       K11TB(i)           11       Fox(i)             5(i)          4(i)          58%
Wichita Falls, TX and            146       KAUZ-TV             6       CBS/2005           5             3             67%
    Lawton, OK
Quincy, IL, Hannibal, MO and     163       KHQA-TV             7       CBS/2005           2             2             60%
     and Keokuk, IA
Dothan, AL                       172       WTVY-TV             4       CBS/2005           3             1             68%
Panama City, FL                  158       WTVY-TV             4       CBS/2005           3             4             65%
Harrisonburg, VA                 179       WHSV-TV             3       ABC/2004           1             1             72%
Bowling Green, KY                181       WBKO-TV            13       ABC/2004           2             1             55%

                                                                                      Number of
                                                                                     Commercial
                                                                         Network      Broadcast    Station
                                Market                                 Affiliation/  Stations in    Rank In         Cable
Designated Market Area         Rank (a)    Call Letters  Channel (b)   Expiration    Market (c)   Market (d)   Penetration (e)
- ----------------------         --------    ------------  -----------   ----------    ----------   ----------   ---------------
Meridian, MS                     183       WTOK-TV            11       ABC/2004           3             1             52%
Parkersburg, WV                  185       WTAP-TV            15       NBC/2005           1             1             77%
Casper-Riverton, WY              197       KGWC-TV            14       CBS/2005           4             3(j)          66%(j)
Lander, WY                       197       KGWL-TV(k)          5       CBS/2005         (h)            (j)            (j)
Rock Springs, WY                 197       KGWR-TV(k)         13       CBS/2005         (h)            (j)            (j)

Cheyenne, WY                     198       KGWN-TV             5       CBS/2005           3             1(l)          69%
Scottsbluff, NE                  198       KSTF-TV(m)         10       CBS/2005         (h)            (l)            (l)

- ----------
(a) Market rank means the ranking of the DMA among all markets in the United States, based on data compiled from the November 2000 Nielsen surveys.

(b) Channels 2 through 13 are broadcast over the very high frequency band of the broadcast spectrum and channels 14 through 69 are broadcast over the ultra high frequency band of the broadcast spectrum. Television stations that broadcast over the very high frequency or VHF band generally have some competitive advantage over television stations which broadcast over the ultra-high frequency or UHF band because VHF channels typically cover larger geographic areas and operate at a lower transmission cost. However, specific market characteristics such as population densities, geographic features or other factors may determine whether UHF stations are in fact at a competitive disadvantage.

(c) The number of commercial broadcast stations in market is the number of television broadcasting stations in the market, excluding public, low-power and national cable stations, based on data complied from the November 2000 Nielsen surveys.

(d) Station rank in market is determined by a station's average share Sunday through Saturday, 6:00 a.m. to 2:00 a.m., during the February 2000, May 2000, July 2000 and November 2000 Nielsen ratings periods as compared to other stations in the market. A station's share represents the percentage of households actually viewing television that are viewing the station, measured by such station's average share during the applicable measurement period.

(e) Cable penetration means the percentage of all households in a DMA subscribing to cable television service, based on data complied from the November 2000 Nielsen surveys.

(f) Station rank and cable penetration information for KAKE-TV includes data for satellite stations KLBY-TV and KUPK-TV as reported by Nielsen.

(g)      Satellite station of KAKE-TV.

(h) Satellite stations are not considered distinct stations in the market for Nielsen purposes.

(i) K02NQ and K11TB are low-power broadcast television stations operated by KMIZ-TV and distributed primarily via cable television. These two stations began operating in September 1997 as a single entity operating from one facility and offering an identical programming schedule. Additionally, these stations are treated as one station for purposes of determining the number of commercial stations in the market and rank in market. The Fox affiliation continues until terminated by either party upon 120 days' advance notice.

(j) Station rank and cable penetration information for KGWC-TV includes data for satellite stations KGWL-TV and KGWR-TV as reported by Nielsen.

(k)      Satellite station of KGWC-TV.

(l) Station rank and cable penetration information for KGWN-TV includes data for satellite station KSTF-TV.

(m)      Satellite station of KGWN-TV.

Network Affiliation of Our Stations

         Each of our stations is affiliated with either CBS, ABC, NBC or Fox. Each affiliation agreement provides the station with the right to broadcast all programs transmitted by the network. In return, the network has the right to sell a substantial majority of the advertising time during network programming. In the case of CBS, ABC and NBC, in exchange for every hour that a station elects to broadcast network programming, the network has historically paid the station a specified fee. This fee varies with the time of day. Fox does not pay fees for broadcasting its network programming. Instead, Fox allows a station to retain a greater portion of the advertising time to be sold during network programming compared to the other major networks. Typically, prime-time programming generates the highest hourly rates. Fees are subject to increase or decrease by the network during the term of an affiliation agreement, with provisions for advance notices and the right of termination by the station in the event of a reduction of rates.

         During 1999, each of the major networks publicly indicated that it was reviewing the economic and other terms under which it provides programming to network affiliates like our stations. Proposed changes that have been publicly discussed include:

         o reducing the period of exclusivity with respect to popular programming;

         o changing the amount and placement of advertising time made available for sale by affiliates during network programming; and

         o requiring affiliates to share part of the costs of producing popular or special programming.


         These changes may be implemented during the term of existing affiliation agreements or upon their renewal. Additionally, the major networks have proposed reducing or eliminating the cash payments paid by networks to affiliates at the time of renewal of existing affiliation agreements. In response to declining revenues, some networks have suggested that they may search for alternative methods of distribution for their programming, such as satellite and cable channels. At this time we do not anticipate material changes during the current contract periods. However, we believe under prevailing conditions our network fees will be reduced or eliminated at the time of renewal of our affiliation agreements.

Advertising Sales

         Television station revenues are derived primarily from local, regional and national advertising. We seek to manage our spot inventory efficiently to maximize advertising rates. Advertising rates are based upon numerous factors including:

         o a program's popularity among the viewers an advertiser wishes to attract;

         o the number of advertisers competing for the available time allotted to commercials;

         o    the size and demographic make-up of the audience; and

         o the availability of alternative advertising media in the market area.

         In March 2000, we restructured the organization of our local sales departments to place a greater emphasis on local and regional advertising sales. We shifted certain local advertising accounts to national representatives to better reflect the actual source of revenues. As a result of the restructuring and our new philosophy, period-to-period comparisons of trends in our local/regional and national sales will be difficult for you to make.

         Local Sales. Approximately 51% of our gross revenues in 2000 came from local and regional advertisers. Local and regional advertising is sold primarily by each station's professional sales staff. Typical local and regional advertisers include:

         o    automobile dealerships;
         o    restaurants;
         o    retailers;
         o    communications companies;
         o    local grocery chains;
         o    soft drink bottlers;
         o    health and medical services; and
         o    state lotteries.

         We seek to establish long term relationships with local advertisers by selling our advertising time through dedicated local sales teams. Our goal is to provide local customers the opportunity to communicate their longer term advertising goals so we can develop strategic advertising campaigns for them. In addition to increasing revenues from existing advertisers, we seek to identify new sources of local advertising revenues. In particular, we seek potential advertisers who have not previously advertised on broadcast television, but whose business would benefit from the identity of our local news and programming. Our sales personnel are required to meet minimum weekly performance standards with respect to client activity, including new customer identification. Our sales personnel must also attend monthly training sessions with our advertising consultants. We also offer commercial production services at each of our stations.

         National Sales. Approximately 29% of our gross revenues in 2000 came from national advertisers. Typical national advertisers include:

         o    automobile manufacturers;
         o    consumer goods manufacturers;
         o    communications companies;
         o    fast food franchisers;
         o    national retailers; and
         o    direct marketers.

         National advertising time is sold through representative agencies retained by us. Twelve of our stations are represented by Petry Television, Inc., eight stations are represented by Katz Television Sales, and three stations are represented by Blair Television. Our stations' national sales coordinators actively assist their national sales representatives to induce national advertisers to increase their national spot expenditures designated to our markets.

         Political Sales. Political advertising revenues are a significant factor in our business during election years. Local and regional elections generally occur every even numbered year. National presidential elections occur every four years. In 2000 and 1998, we had political advertising revenues of $18.8 million and $12.6 million, respectively, representing approximately 10% and 8% of our gross revenues during such years.

Competition

         Broadcast television stations compete for advertising revenues with other broadcast stations, cable television and all other advertising media in their market areas and generally do not compete with stations in other markets. There are a limited number of broadcast channels available in any one geographic area. We have generally acquired stations in markets where there are only a small number of over-the-air television stations competing for local viewership and for local advertising revenues.

         o    In two markets, we own the only local television station.
         o In three markets, we own one of only two local television stations.
         o    In two markets, we own one of three local television stations.
         o    In eight markets, we own one of four local television stations.
         o    In four markets, we own one of five local television stations.
         o    In one market, we own one of six local television stations.
         o In the Columbia-Jefferson City, Missouri market, we own two of five stations, one of the owned stations being the low-power station known in the market as Fox-11.
         o WTVY-TV competes with two other stations in the Dothan market and with two other stations in the Panama City market.

         Audience. Stations compete for audience on the basis of program popularity that has a direct effect on advertising rates. Approximately 55% of our daily programming is supplied by the networks. In those time periods, our stations are totally dependent upon the performance of the networks' programs in attracting viewers. During non-network time periods, our stations broadcast local news and information programs as well as syndicated programs. Our stations also broadcast sports, public affairs and other entertainment programming.

         The growth of cable television and direct broadcast satellites or DBS, have significantly altered competition for audience in the television industry. These other transmission methods can increase competition for a broadcasting station by bringing new broadcasting signals not otherwise available to a station's audience and also by serving as an alternative distribution system into a market. As the technology of satellite program delivery to cable systems advanced in the late 1970's, development of programming for cable television accelerated dramatically, resulting in the emergence of multiple, national-scale program alternatives and the rapid expansion of cable television and higher subscriber growth rates. Historically, cable operators have not sought to compete with broadcast stations for a share of the local news audience in small and medium-sized markets.

         Cable-originated programming is now a significant competitor for viewers of broadcast television programming. According to the 2000 Television & Cable Factbook, cable television currently passes approximately 91% of all television households nationwide and approximately 72% of passed households are cable subscribers. With increased cable penetration, the cable programming share of advertising revenues has increased. Notwithstanding increased cable viewership and advertising, broadcast television remains the dominant distribution system for mass market television advertising. No single cable programming network regularly attains audience levels amounting to more than a small fraction of any single major broadcast network. Despite the growth in the alternative programming from cable, according to Nielsen, 63% of all prime time television viewing time during the 1999-2000 season was spent viewing broadcast television programming of major networks and independent television stations.

         Two major nationwide companies deliver DBS to homes from satellites. In 1999, Congress passed a law permitting DBS systems to carry local television stations to help make DBS more competitive with cable. The FCC has also adopted rules that may significantly increase the number of multipoint distribution service stations, such as video service distributed on microwave frequencies that can only be received by special microwave antennae. These multipoint distribution service stations have launched service in several cities, and one telephone company has also begun offering digital multipoint distribution service. In addition, the FCC has licensed a 28 GHz and 31 GHz microwave cable service that will have the potential to provide up to 100 channels of video or more. Also, the FCC recently approved the use of spectrum to provide a new land-based DBS system, the terrestrial fixed Multichannel Video Distribution and Data Service (MVDDS), in which providers would transmit programming using terrestrial microwave transmitters. The FCC proposes to auction spectrum for licenses for this service.

         Independent stations have also emerged as viable competitors for television viewership share, particularly as the result of the availability of first run network programming from UPN and The Warner Bros. Television Network. In addition, there has been substantial growth in the number and variety of tape and digital playback devices, which have further expanded the number of programming alternatives for television audiences.

         Pursuant to the Community Broadcasters Act of 1999, the FCC adopted rules that will provide a limited number of low-power stations that qualify for a newly created Class A status with the same protection from interference currently provided to full-power stations. Low-power television stations are television stations with coverage areas much smaller than those served by full-power conventional television stations. As a result, it will be more difficult for some existing full-power stations to alter their analog or DTV transmission facilities.

         Programming. Competition for programming involves negotiating with national program distributors or syndicators that sell first run and rerun packages of programming. Our stations compete against local broadcast stations for exclusive access to first run products and for off-network reruns in their respective markets. Cable systems generally do not compete with local stations for programming, although various national cable networks have acquired programs that would have otherwise been offered to local television stations. Competition also occurs for exclusive news stories and features.

         Advertising. Our stations compete for advertising revenues with other television stations in their respective markets, as well as with other advertising media, such as:

         o    newspapers;
         o    radio;
         o    magazines;
         o    outdoor advertising;
         o    transit advertising;
         o    yellow page directories;
         o    direct mail;
         o    local cable systems; and
         o    internet sites.

         Competition for advertising expenditures in the broadcasting industry occurs primarily in individual markets. Generally, television broadcasting stations in one market do not compete with stations in other markets. We cannot predict the exact nature of the competition we will face in any market since competing stations may change owners, affiliations and/or programming focus at any time.

Rating Service Data

         All television stations in the United States are grouped into 210 television markets that are ranked in size according to the number of television households in such markets. Nielsen periodically publishes reports on the estimated audience for the television stations in the various television markets throughout the country. The audience estimates are expressed in terms of a station's rating and share. The percentage of the total potential audience in a market viewing a particular station is that station's rating. The percentage of households actually viewing television in a particular market viewing a particular station is that station's share. The ratings reports provide data on the basis of total television households and selected demographic groupings in 15-minute or half-hour increments for a particular market.

         Each specific market is called a designated market area or DMA. Every county in the continental United States is assigned to a DMA of a specific television market on an exclusive basis. In larger markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing prepared by the actual viewers. In smaller markets, only weekly diaries are completed during four separate four-week periods during the course of any year. These periods are commonly knows as "sweeps periods." All of our markets are measured during these sweeps periods using weekly diaries.

Federal Regulation of Television Broadcasting

         Existing Regulation. Television broadcasting is subject to the jurisdiction of the Federal Communications Commission, pursuant to the Communications Act of 1934. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC to:

         o    issue, renew, revoke and modify broadcasting licenses;
         o    regulate the frequency and operating power of stations;
         o    determine station location;
         o    regulate the equipment used by stations;
         o adopt rules and regulations to carry out the provisions of the Communications Act; and
         o    impose certain penalties for violations of the Communications Act.

         License Grant and Renewal. Television broadcasting licenses are usually granted or renewed for the maximum allowable term of eight years. The FCC may revoke a license or renew a license for a period shorter than the maximum allowable term if the FCC finds that the licensee has:

         o    committed a serious violation of FCC rules;
         o has committed other violations which taken together would constitute a pattern of abuse; or
         o    has otherwise failed to serve the public interest.

         At the time the application is made for renewal of a television license, interested parties may file petitions to deny renewal, and such parties as well as the public may comment upon the service the station has provided during the preceding term and urge denial of the application. Additionally, if an incumbent licensee fails to meet the renewal standard, and if it does not show other mitigating factors warranting a lesser sanction, the FCC may deny the renewal application and consider a competing application.

         In the vast majority of cases, broadcast licenses are renewed by the FCC even when petitions to deny are filed. All of our stations are presently operating under eight-year licenses expiring on various dates from 2004 to 2006.

         The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, no license may be held by a corporation more than 20% of which is owned by a foreign corporation or non-U.S. citizen. Additionally, no corporation may hold the capital stock of another corporation holding broadcast licenses if more than 25% of the capital stock of such parent corporation is owned by a foreign corporation or non-U.S. citizen unless specific FCC authorization is obtained.

         Multiple Ownership Restrictions. The FCC rules limit the ability of individuals and entities to own or have an attributable ownership interest above a certain level in broadcast stations, as well as in certain other mass media entities. These rules include limits on the number of television stations that may be owned both on a national and a local basis. On a national basis, FCC rules generally limit any individual or entity from having attributable interests in television stations with an aggregate audience reach exceeding 35% of all United States households. In 2000, the FCC issued a report concluding that the 35% ownership cap should not be raised at this time, and this conclusion currently is subject to judicial challenge. The broadcast networks are urging Congress and the FCC to raise this limit to at least 50%. Such efforts are opposed by others in the industry, including the network affiliate association and the National Association of Broadcasters.

         The FCC also limits the common ownership of broadcast stations in the same designated market area, combined local ownership of a newspaper and a broadcast station and combined local ownership of a cable television system and a broadcast television station. In August 1999, the FCC amended the local ownership rules to permit one company to own two television stations in a single market if:

         o there would remain at least eight independently owned full-power television stations licensed to communities in that market, counting the co-owned stations as one; and
         o if at least one of the co-owned stations is not among the top four ranked television stations in the same market.

         The FCC also decided to permit common ownership of stations in a single market if their Grade B signal contours do not overlap. Further, the FCC may grant a waiver to permit ownership of two television stations in the same market if one of the two stations has failed, is failing or is unconstructed.

         Additionally, the FCC relaxed its rules on ownership of stations in neighboring markets. The FCC now permits television stations in neighboring markets to be owned by the same person. Recently, the FCC rejected requests to expand or restrict these rules. These rule changes are likely to increase concentration of ownership in medium-size and larger markets. They also will permit some common ownership in bordering markets that was prohibited under the prior rule. For example, we are now permitted to maintain ownership of WIFR-TV, Rockford, Illinois, and WMTV-TV in Madison, Wisconsin. Under the prior rules, we would have been required to dispose of one of these stations. We may also have opportunities to acquire additional properties under this rule. The ultimate effect of this rule on our broadcast operations cannot be predicted. Expansion of our broadcast operations in particular areas and nationwide will continue to be subject to the FCC's ownership rules and any changes the FCC may adopt.

         Under the FCC's ownership rules, if a person owns or acquires an attributable interest in our common stock, a violation of FCC regulations could result if that person also owned or acquired an attributable interest in other media properties in a manner prohibited by FCC rules. All officers and directors of a licensee, as well as stockholders who own 5% or more of the outstanding voting stock of a licensee, either directly or indirectly, will generally be deemed to have an attributable interest. For certain institutional investors who exert no control or influence over a licensee, the benchmark is 20% or more of such outstanding voting stock before attribution occurs. Under FCC regulations, the following are not generally subject to attribution:

         o    debt instruments;
         o    non-voting stock; and
         o    certain limited partnership interests.

         However, under the FCC's new "equity/debt plus" attribution standard, a same-market media entity with a total debt and/or equity investment that exceeds 33% of the total asset value of another same-market licensee is considered to have an attributable ownership interest in such licensee. Same-market media entities include broadcasters, cable operators or newspapers. Also, a network or out-of-market time broker that supplies over 15% of a station's total weekly programming hours which has such an investment interest in another licensee would have an attributable ownership interest in that other licensee.

         Recently, the FCC eliminated the single majority stockholder attribution exemption pursuant to which minority voting stockholders of an entity with a stockholder with more than a 50% voting interest were treated as having nonattributable interests even if they held a greater than 5% voting stake. To facilitate the transition to this new requirement, minority interests in an entity with a single majority stockholder that were acquired before December 14, 2000 are grandfathered. The grandfathered status expires when the minority interest is assigned or transferred. Since before that date, we have had and continue to have, a single majority stockholder.

         To the best of our knowledge, no one with an attributable interest in our stations holds an interest in another radio or television station, cable television system or daily newspaper that is inconsistent with the FCC's ownership rules and policies.

         Regulation of Broadcast Operations. Television broadcasters are subject to FCC regulation in several other areas, including:

         o    political broadcasting;
         o    children's programming; and
         o    obscene and indecent programming.

         In the past, the FCC also oversaw compliance with the Equal Employment Opportunity outreach rules, and related reporting obligations, applicable to broadcast licensees and cable entities. Recently, the FCC suspended these rules indefinitely pending assessment of a January 2001 court decision vacating the FCC's Equal Employment Opportunity broadcast rule in its entirety. The FCC is seeking further review by the court of a portion of its decision.

         Qualified candidates for federal elective office have a right to buy advertising time on television stations. Stations may also choose, but are not required, to carry advertising by state or local candidates. When a station carries advertising by one candidate, whether federal, state or local, the station must afford "equal opportunity" for advertising by that candidate's opponent(s). During the last 45 days of a primary campaign and the last 60 days of a general election campaign, stations may not charge political candidates rates any higher than the rate being charged to the most favored commercial advertiser for a spot of the same length and class in the same period. These requirements may reduce the revenues that a station might otherwise earn during pre-election periods. The limitations on advertising rates do not affect:

         o    advertising by political parties;
         o    issue oriented political advertising; or
         o advertising sponsored by persons who are not candidates for election.

         Television stations must serve the educational and informational needs of children and must air some programming specifically designed to serve those needs. The FCC has adopted a processing guideline under which broadcasters can receive staff-level approval of the children's programming portion of their renewal applications by airing at least three hours per week of programming that meets the FCC's definition of "core" educational and informational programming. The programming obligation applies to programs originally produced and broadcast for an audience of children 16 years of age and younger. Commercial time is limited to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays for programs originally produced and broadcast primarily for an audience of children 12 years of age and younger. Additionally, television stations may not air obscene programming at any time, and may not air indecent programming during the morning, afternoon and early evening hours of 6 a.m. to 10 p.m., when children are more likely to be viewers.

         All of the foregoing regulatory policies are subject to change over time and cannot be fully predicted.

         Implementation of the Cable Act of 1992. The Cable Television Consumer Protection and Competition Act of 1992 was enacted on October 5, 1992. The Cable
Act:

         o    imposes cable rate regulation;
         o    establishes cable ownership limitations;
         o regulates the relationships between cable operators and their program suppliers;

         o    regulates signal carriage and retransmission consent; and
         o    regulates numerous other aspects of the cable television business.

         The signal carriage, or "must carry," provisions of the Cable Act require cable operators to carry the analog signals of local commercial and non-commercial television stations and certain low power television stations. Systems with 12 or fewer usable activated channels and more than 300 subscribers must carry the signals of at least three local commercial television stations. A cable system with more than 12 usable activated channels, regardless of the number of subscribers, must carry the signals of all local commercial television stations, up to one-third of the aggregate number of usable activated channels of such system. The Cable Act also includes a retransmission consent provision that requires cable operators and other multi-channel video programming distributors to obtain the consent of broadcast stations prior to carrying them in certain circumstances. The must carry and retransmission consent provisions are related in that a television station must elect once every three years either to waive its right to mandatory, but uncompensated, carriage or to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

         In April 1993, a three-judge panel of the United States District Court for the District of Columbia upheld the constitutionality of the legislative must carry provisions. In June 1994, the Supreme Court ruled that the must carry provisions were "content-neutral" and, therefore, not subject to strict scrutiny. The Court also ruled that Congress' stated interests in preserving the benefits of free, off-air broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming all qualify as important governmental interests. The Court, however, remanded to the lower federal court with instructions to hold further proceedings with respect to evidence that lack of the must carry requirements would harm free, off-air broadcasting. In 1995, the lower court again upheld the constitutionality of must carry requirements after reviewing the required evidence. In its March 31, 1997 decision, the Supreme Court, by a 5 to 4 vote, affirmed the judgment of the district court. The Court concluded that the record supports Congress' judgment that the must carry provisions serve significant governmental interests, namely preserving the benefits of free, over-the-air local broadcast television, promoting the widespread dissemination of information from a multiplicity of sources and promoting fair competition in the market for television programming.

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

         We have entered into agreements for our stations with substantially all of the cable system operators that carry our stations' signals. All of these agreements grant such cable system operators consent to retransmit our stations' signals. These retransmission arrangements do not represent a significant source of revenues for us. Although we expect to be able to renew our current retransmission agreements when such agreements expire, there can be no assurance that such renewals will be obtained.

         Digital Conversion. Current technology offers several different methods for transmitting television signals with greatly improved definition, color rendition, sound and wider screen picture. This technology is referred to as digital television or DTV, with the most advanced type of transmission system being high definition television. Intensive research and development efforts have achieved forms of DTV that can be transmitted by existing terrestrial broadcasters in the United States. A number of such proposed systems have been extensively tested by an industry test center under the auspices of an Industry Advisory Committee reporting to the FCC. Following such testing, the major proponents of the competing systems agreed to combine their efforts to provide a single DTV system, and these efforts resulted in technical standards that were submitted to the FCC in 1995.

         In 1996, the FCC adopted a technical standard for DTV. The standard involves the broadcast of DTV on a separate television channel from that used for conventional analog broadcasting. This separate digital channel may also be used by broadcasters for data transmission and multi-channel transmission so long as they transmit at least one stream of free video programming on this DTV channel. The FCC has issued a second channel to each existing full power television station, including each of our full power stations, to permit it to provide DTV during a transition period. In a recent order, the FCC ruled that commercial television stations must elect by the end of 2003 which of their two channels they will surrender at the end of the DTV transition. Although in some cases a DTV channel may provide a station with a smaller geographic service area than its current channel, most stations are expected to obtain DTV service areas that are consistent with their current service areas. The DTV channel may also result in some increased interference. At the end of the transition period in 2006, each broadcaster will be required to return to the FCC one of these two channels, assuming that specified DTV penetration levels are met. As a result, we may be required to end analog transmission before all our viewers have purchased DTV-compatible reception equipment.

         The transition period was established by Congress, which authorized the FCC to extend the 2006 deadline based on specific criteria enumerated by Congress. This transition ultimately will permit broadcasters to provide higher quality services to their viewers and may permit broadcasters to compete more effectively with other digital video systems. However, constructing and operating a second television channel will require a substantial capital outlay for all of our stations. The FCC has required that all of our stations commence DTV operations by May 1, 2002. We anticipate spending an aggregate of $18 million for our transition to DTV. We may also incur additional costs to replace some of our equipment. Additionally, some of our stations will need to operate at higher utility costs. We cannot assure you that we will have sufficient financial resources to offset such costs.

         In late 1998, the FCC refined its DTV rules and DTV channel assignments. In July 2000, the U.S. Court of Appeals for the District of Columbia upheld the FCC's DTV rules and allotment policies. Also in 1998, the FCC issued a decision to implement the requirement of the Telecommunications Act of 1996 that it charge broadcasters a fee for certain ancillary and supplementary nonbroadcast services on the DTV channel. These services may include data, video or other services that are offered on a subscription basis or for which broadcasters receive compensation other than from advertising revenues. The FCC's decision to impose a fee of 5% of the gross revenues generated by such services currently is subject to petitions for reconsideration before the FCC.

         Currently, the FCC requires us to use a 8-VSB digital standard for DTV. Absent improvement in DTV receivers, continued reliance on the 8-VSB digital standard may not allow us to provide the same reception coverage with our digital signals as we can with our current analog signals.

         In a recent order, the FCC reduced the interference protection a DTV station enjoys. Commercial DTV stations are required to replicate their analog service areas by the end of 2004 or forfeit interference protection for any area that they do not serve. The FCC also revised its rules to require that commercial DTV stations provide a stronger signal over their principal communities by the end of 2004. Several petitions for reconsideration of these changes have been filed.

         The FCC recently issued an order governing mandatory cable carriage of DTV signals, subject to further consideration of the matter in a further proceeding. The FCC decided that, pending further inquiry, only stations that broadcast in a DTV-only mode would be entitled to mandatory carriage of their signals. In defining how a DTV signal should be carried, the FCC ruled that only a single stream of video, not multicast video, and "program-related" additional material is eligible for mandatory carriage.

The definition of "program-related" has yet to be determined. Cable operators are required to carry the full HDTV signal of any DTV station eligible for carriage. Until the FCC's order is clarified, it would be unclear whether cable operators are responsible for ensuring that their set-top boxes are capable of passing HDTV in its full resolution to the consumer's DTV receiver. There are likely to be petitions for reconsideration and possibly judicial challenges to the FCC's order. The FCC is conducting further inquiry into whether it could require cable systems to carry both the analog and digital signals of local television stations during the DTV transition.

         The FCC has issued a Notice of Inquiry concerning whether special public interest obligations should be imposed on the DTV channel. In addition to asking numerous other questions about how public interest obligations should be met by DTV broadcasters, the FCC asked whether it should require broadcasters to:

         o    provide free time for political candidates;
         o increase the amount of programming intended to meet the needs of minorities and women; and
         o increase communication with the public regarding programming decisions.

         In October 2000, the FCC released a rulemaking proposal to examine how existing children's television programming requirements and commercial advertising restrictions should be adapted, or extended, to apply to digital television broadcasting.

         We cannot predict what effects the DTV conversion eventually will have on our television broadcasting operations.

         Implementation of the Satellite Home Viewer Improvement Act of 1999. In November 1999, Congress passed the Satellite Home Viewer Improvement Act, which provides DBS operators with the ability to retransmit the broadcast signal of local television stations to subscribers in the station's local market area provided that the DBS operator has obtained the consent of the broadcaster. Such retransmission is known as local-into-local service. By January 1, 2002, DBS providers that offer local-into-local service will be required to carry all full-power television stations in markets in which they have chosen to provide this service. DBS operators and their trade association have challenged this "satellite must carry" requirement in court as unconstitutional, and we cannot predict the outcome of that case. An adverse decision, however, could lead to the non-carriage of a number of local television stations especially in smaller markets. The FCC has implemented the provisions of this Act that require certain program-exclusivity rules applicable to cable television to be applied to DTV providers. Certain of these rules, primarily relating to sports blackout, are subject to reconsideration at the FCC. The Satellite Act also continues restrictions on the transmission of distant network station by DBS operators. Under these restrictions, DBS operators are effectively prohibited from distributing the signal of any network affiliated television station except in areas where the over-the-air signal of the same network's local affiliate is not available.

         Several lawsuits were filed beginning in late 1996 in which plaintiffs allege that certain DBS operators have not been complying with this restriction. The plaintiffs have entered into a settlement with DBS operator DirecTV, under which it will discontinue distant network service to certain subscribers and alter the method by which it determines eligibility for this service. The plaintiffs recently won judgment against DBS operator Echostar in another case. The Satellite Act also provides that certain distant network subscribers whose service would have been discontinued by this litigation will continue to have access to this service for a five-year period. The Satellite Act further requires the FCC to reconsider the computer model by which DBS providers predict eligibility for distant-signal service and to suggest recommendations to Congress on whether the technical standard for eligibility should be changed by subsequent legislation. In 2000, the FCC issued a report which recommended that Congress retain the existing eligibility standard, with minor modifications, and which adopted rules to improve the computer model for predicting eligibility.

         The ability of DBS operators to provide local-into-local service is expected to increase competition between cable and DBS operators in markets where local-into-local service is provided. DBS operators are not required to provide local-into-local service, and some smaller markets may not receive this service for several years. Broadcast stations in smaller markets may face increasing competition from stations in nearby larger markets, which may be carried under the Satellite Act's local-into-local provisions before stations in smaller markets are carried. However, Congress has adopted legislation that will provide loan guarantees to companies intending to offer local-into-local service in smaller communities. DBS operators have stated that they intend to provide this service to a greater number of markets in the future. Local-into-local service is not yet offered in most markets in which we operate our stations, but such services could be launched by DBS operators at any time.

         Proposed Legislation and Regulation. Congress and the FCC currently have under consideration, and may in the future adopt new rules, regulations and policies regarding a wide variety of matters which could, directly or indirectly, affect the operation and ownership of our stations. In addition to the proposed changes set forth above, examples of such matters include:

         o policies concerning eliminating certain cross-ownership and national ownership restrictions;
         o    political advertising and programming practices;
         o    flexible use of broadcast spectrum;
         o    spectrum use fees; and
         o the standards to govern evaluation of television programming directed toward children and violent and indecent programming.

         Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as:

         o the continued establishment of DBS, wireless cable systems and low power television stations; and
         o the participation of telephone companies in the provision of video programming by wire.

         We are unable to predict the effect that technological changes and regulatory decisions will have on the broadcast television industry or the future results of our operations.

Employees

         As of December 31, 2000, we had 1,136 full-time employees. Approximately 300 of our employees located at seven of our stations are represented by labor unions under collective bargaining agreements. Two of the collective bargaining agreements expired in November 2000 and one of the collective bargaining agreements expired in December 2000. These agreements are currently under negotiation and we have no reason to believe that such negotiations will not result in satisfactory agreements with the unions. The other collective bargaining agreements expire at various times from July 2001 through July 2003. There are no unionized employees at our other stations. We believe that our relationship with all of our employees, including those represented by labor unions, is satisfactory.

Item 2. Properties.

         Our principal executive offices are located in leased premises in Hoffman Estates, Illinois.

         The types of properties required to support each of our stations include offices, studios and tower and transmitter sites. A station's studio and office are generally located in business districts while tower and transmitter sites are generally located so as to provide maximum signal coverage to each market. The following table contains certain information describing the general character of our properties.

                                                                        Approximate
                                                         Owned or          Size          Height (ft.)/   Lease Expiration
Station, Market Area and Use                              Leased       (sq. ft.)(a)         Power             Date
- ------------------------------------------------------  --------       ------------      -------------   ----------------
Wichita-Hutchinson, Kansas KAKE-TV
    Office and Studio.................................  Owned              46,762             --                --
    Tower/Transmitter Site............................  Owned               2,880        1,000/316 kw           --

Colby, Kansas KLBY-TV
    Office and Studio.................................  Leased              2,850             --            04/30/2004
    Tower/Transmitter Site............................  Leased              1,000         730/100 kw        08/31/2007

Garden City, Kansas KUPK-TV
    Office and Studio.................................  Owned               1,831             --                --
    Tower/Transmitter Site............................  Owned               4,655         850/224 kw            --

Omaha, Nebraska WOWT-TV
    Office and Studio.................................  Owned              58,829             --                --
    Tower/Transmitter Site............................  Owned               2,500        1,342/100 kw           --

Madison, Wisconsin WMTV-TV
    Office and Studio.................................  Owned(b)           16,485(c)          --                --
    Tower/Transmitter Site............................  Owned(b)                         1,040/955 kw           --

Colorado Springs-Pueblo, Colorado KKTV
    Office and Studio.................................  Owned(b)           30,465             --                --
    Tower/Transmitter Site............................  Leased                500         350/234 kw        02/01/2059

Youngstown, Ohio WYTV-TV
    Office and Studio.................................  Owned(b)           18,964(c)          --                --
    Tower/Transmitter Site............................  Owned(b)                          642/550 kw            --

Lansing, Michigan WILX-TV
    Office and Studio.................................  Owned(b)           13,700             --                --
    Tower/Transmitter Site............................  Leased              5,000         994/309 kw        10/18/2003

Peoria-Bloomington, Illinois WHOI-TV
    Office and Studio.................................  Owned(b)           16,900(c)          --                --
    Tower/Transmitter Site............................  Owned(b)                         640/2,240 kw           --

Duluth, Minnesota and Superior, Wisconsin KDLH-TV
    Office and Studio.................................  Owned(b)           25,000(d)          --                --
    Tower/Transmitter Site............................  Owned(b)            1,040         811/100 kw            --

Rockford, Illinois WIFR-TV
    Office and Studio.................................  Owned(b)           13,500(c)          --                --
    Tower/Transmitter Site............................  Owned(b)                          674/562 kw            --

Wausau-Rhinelander, Wisconsin WSAW-TV
    Office and Studio.................................  Owned(b)           24,400             --                --
    Tower/Transmitter Site............................  Leased(e)             432         650/316 kw        08/01/2017

                                                                        Approximate
                                                         Owned or          Size          Height (ft.)/   Lease Expiration
Station, Market Area and Use                              Leased       (sq. ft.)(a)         Power             Date
- ------------------------------------------------------  --------       ------------      -------------   ----------------
Topeka, Kansas WIBW-TV
    Office and Studio.................................  Leased             18,774(f)          --            02/28/2002
    Tower/Transmitter Site............................  Leased              2,338        1,249/316 kw       02/14/2062

Wheeling, West Virginia and Steubenville, Ohio WTRF-TV
    Office and Studio.................................  Owned(b)           43,872(g)          --                --
    Tower/Transmitter Site............................  Owned(b)            2,000         741/316 kw            --

Columbia-Jefferson City, Missouri KMIZ-TV
    Office and Studio.................................  Owned(b)            5,993             --                --
    Tower/Transmitter Site............................  Owned(b)              875       1,030/1,580 kw          --

Columbia-Jefferson City, Missouri
K02NQ (low power)
    Tower/Transmitter Site............................  Leased              (h)             60/30 w         09/03/2002

K11TB (low power)
    Tower/Transmitter Site............................  Leased              (i)            100/10 w         05/15/2005

Wichita Falls, Texas and Lawton, Oklahoma KAUZ-TV
    Office and Studio.................................  Owned(b)           13,078(c)          --                --
    Tower/Transmitter Site............................  Owned(b)                         1,028/100 kw           --

Quincy, Illinois,  Hannibal, Missouri and Keokuk, Iowa
KHQA-TV
    Office and Studio.................................  Owned(j)           18,000             --                --
    Tower/Transmitter Site............................  Owned(b)            1,200         804/269 kw            --

Dothan, Alabama and Panama City, Florida WTVY-TV
    Office and Studio.................................  Leased             20,440             --            12/31/2002
    Tower/Transmitter Site............................  Owned(b)            2,500        1,880/100 kw           --

Harrisonburg, Virginia WHSV-TV
    Office and Studio.................................  Leased(b)          18,000             --            04/27/2018(k)
    Tower/Transmitter Site............................  Leased              2,016         337/8.32 kw       12/31/2001(l)

Bowling Green, Kentucky WBKO-TV
    Office and Studio.................................  Owned(b)           17,598             --                --
    Tower/Transmitter Site............................  Owned(b)            1,175         603/316 kw            --

Meridian, Mississippi WTOK-TV
    Office and Studio.................................  Owned(b)           13,188             --                --
    Tower/Transmitter Site............................  Owned(b)            1,504         316/316 kw            --

Parkersburg, West Virginia WTAP-TV
    Office and Studio.................................  Owned(m)           17,500             --                --
    Tower/Transmitter Site............................  Owned(b)            3,600         439/208 kw            --

Casper-Riverton, Wyoming KGWC-TV
    Office and Studio.................................  Leased             10,000             --            03/04/2007(n)
    Tower/Transmitter Site............................  Owned               1,692          235/60 kw            --

Lander, Wyoming KGWL-TV (satellite)
    Tower/Transmitter Site............................  Leased                768          155/30 kw        12/31/2007

Rock Springs, Wyoming KGWR-TV (satellite)
    Tower/Transmitter Site............................  Leased                400          100/12 kw        05/22/2009

                                                                        Approximate
                                                         Owned or          Size          Height (ft.)/   Lease Expiration
Station, Market Area and Use                              Leased       (sq. ft.)(a)         Power             Date
- ------------------------------------------------------  --------       ------------      -------------   ----------------
Cheyenne, Wyoming KGWN-TV
    Office and Studio.................................  Owned(b)            7,500             --                --
    Tower/Transmitter Site............................      (o)             2,646         620/100 kw            --

Scottsbluff, Nebraska KSTF-TV (satellite)
    Office and Studio.................................  Owned               2,400             --                --
    Tower/Transmitter Site............................  Owned               2,457         674/240 kw            --

- --------------------------

(a) Approximate size is for building space only and does not include the land on which the facilities are located.

(b) We have mortgaged our interest in this property to the collateral agent under our credit facility.

(c) The tower/transmitter is located at and included within the size of the office and studio premises.

(d) We own a building of approximately 55,000 sq. ft. in which the KDLH-TV offices and studio are located. We lease approximately 30,000 sq. ft. of the building to third parties.

(e) We lease this space with Shockley Communications Corporation and the Wisconsin Educational Communications Board from the State of Wisconsin Department of Natural Resources.

(f) We lease a building of approximately 23,837 sq. ft. in which the WIBW-TV offices and studio are located. We sublet approximately 5,063 sq. ft. of the building to Stauffer Communications, Inc., which owns and operates radio stations WIBW AM and FM. We have purchased three acres of land to build a new office and studio for WIBW-TV. The lease will expire on the earlier of February 28, 2002 or when a certificate of occupancy is issued for the new facility.

(g) We own a building of approximately 46,872 sq. ft. in which the WTRF-TV offices and studio are located. We lease approximately 3,000 sq. ft. of the building to a third party.

(h)  We lease rooftop space for our tower/transmitter.

(i)  We lease space on a tower on which we have mounted a broadcasting antenna.

(j) We mortgaged our interest in this property in connection with constructing the building.

(k) We have an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised. If we had exercised the option on December 31, 2000, the purchase price would have been approximately $1.5 million.

(l) The United States Department of Agriculture Forest Service granted us a Special Use Permit to occupy this land.

(m) In May 2000, we exercised a purchase option on this property. We mortgaged our interest in this property in connection with the purchase. We had previously leased this property and had mortgaged our leasehold interest to the collateral agent under our credit facility.

(n) We have an option to purchase this property during the term of the lease. The purchase price is subject to adjustment depending upon the date the option is exercised. If we had exercised the option on December 31, 2000, the purchase price would have been approximately $0.4 million.

(o)  We were granted an easement by the State of Wyoming to use this property.

Item 3. Legal Proceedings.

         We are currently and from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5. Market for Registration's Common Equity and Related Stockholder Matters.

         Not applicable.

Item 6. Selected Financial Data.

         The table below sets forth our selected consolidated financial data for the five years ended December 31, 2000. The selected consolidated financial data for the years ended December 31, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 Year Ended December 31,
                                         ------------------------------------------------------------------------
                                            1996(a)         1997          1998          1999(b)       2000(b)
                                            -------         ----          ----          -------       -------
                                                            (In thousands, except share and per share data)
Statement of Operations Data:
Net revenues(c)...................       $   96,386     $  127,073    $  139,833     $  140,406     $  160,086
Operating expenses:
   Station operating expenses.....           58,603         80,003        85,509         86,594         95,954
   Depreciation and amortization..           20,220         31,380        30,830         28,520         26,604
                                         ----------     ----------    ----------     ----------     ----------
Station operating income..........           17,563         15,690        23,494         25,292         37,528
   Corporate expenses.............            2,695          3,787         4,643          4,510          5,590
                                         ----------     ----------    ----------     ----------     ----------
                                             14,868         11,903        18,851         20,782         31,938
Gain on sale of stations, net(d)..                -              -             -          6,181         61,406
                                         ----------     ----------    ----------     ----------     ----------
   Operating income...............           14,868         11,903        18,851         26,963         93,344
                                         ----------     ----------    ----------     ----------     ----------
Financial expenses, net:
Interest expense, net(e):
   Cash interest, net.............          (22,559)       (28,866)      (26,485)       (25,077)       (27,716)
   Other interest.................           (8,130)       (19,374)      (17,043)       (19,040)       (20,943)
                                         -----------    -----------   -----------    -----------    -----------
                                            (30,689)       (48,240)      (43,528)       (44,117)       (48,659)
                                         -----------    -----------   -----------    -----------    -----------

Income (loss) before income tax
 benefit and extraordinary item........     (15,821)       (36,337)      (24,677)       (17,154)        44,685
Income tax benefit (expense)(f)........       4,664         12,027         8,052          1,377        (29,851)
                                         ----------     ----------    ----------     ----------     -----------
Income (loss) before extraordinary item     (11,157)       (24,310)      (16,625)       (15,777)        14,834
Extraordinary item(g)..................           -              -             -        (12,510)           942
                                         ----------     ----------    ----------     -----------    ----------
Net income (loss)......................     (11,157)       (24,310)      (16,625)       (28,287)        15,776

Preferred stock dividends and
    accretion..........................      (9,519)       (19,037)      (30,855)       (18,987)       (23,933)
                                         -----------    -----------   -----------    -----------    -----------
Net income (loss) applicable to common
    stock..............................  $  (20,676)    $  (43,347)   $  (47,480)    $  (47,274)    $   (8,157)
                                         ===========    ===========   ===========    ===========      =========
Basic earnings (loss) per common
 share(h):
   (Loss) before extraordinary
     item .............................  $    (2.94)    $    (6.17)   $    (6.42)    $    (4.70)    $    (1.23)
   Extraordinary item..................           -              -              -         (1.69)          0.13
                                         ----------     ----------    -----------    -----------    ----------
   Earnings (loss) per common share....  $    (2.94)    $    (6.17)   $    (6.42)    $    (6.39)    $    (1.10)
                                         ===========    ===========   ===========    ===========    ===========
Weighted-average common shares
      outstanding......................    7,030,000      7,030,000     7,400,000      7,400,000      7,400,000
                                         ===========    ===========   ===========    ===========    ===========

                                                                     Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                1996(a)         1997          1998          1999(b)         2000
                                                -------         ----          ----          -------         ----
                                                                (In thousands, except share and per share data)
Statement of Cash Flow Data:
Net cash provided by operating activities..... $  17,843    $     8,471   $    20,016     $   19,302     $   26,209
Net cash (used in) investing activities.......  (326,632)        (6,282)       (6,582)       (28,291)       (10,759)
Net cash provided by (used in) financing
    activities................................   307,212         (7,632)      (11,791)         7,976        (14,745)

Certain Financial Data:

Broadcast cash flow(i)........................ $  38,864    $    47,534   $    54,683     $   54,484     $   64,456
Broadcast cash flow margin(j).................      40.3%          37.4%         39.1%          38.8%          40.3%

Adjusted EBITDA(k)............................ $  36,169    $    43,747   $    50,040     $   49,974     $   58,866
Adjusted EBITDA margin(l).....................      37.5%          34.4%         35.8%          35.6%          36.8%

Amortization of program broadcast rights...... $   4,399    $     6,401   $     6,758     $    8,127     $    9,015
Payments on program broadcast liabilities.....     3,318          5,937         6,399          7,455          8,691
Capital expenditures..........................     5,003         10,833        10,147         12,784         11,657

Balance Sheet Data (end of period):

Total assets.................................. $ 495,015    $   468,495   $   447,462     $  457,776     $  508,262
Working capital...............................     3,697          2,511         3,555         20,407         20,377
Long-term debt(m).............................   358,234        370,917       374,816        427,579        432,942
Redeemable preferred stock....................   105,519        124,556       162,644        181,631        205,564
Stockholders' (deficit).......................   (51,561)       (94,908)     (147,263)      (197,494)      (205,731)

(a) On June 6, 1996, we acquired 13 television stations. The statement of operations and other data does not include information with respect to these acquisitions prior to June 6, 1996.

(b) In January 1999, we entered into a time brokerage agreement in anticipation of the station exchange of KKTV, Colorado Springs-Pueblo, Colorado and KCOY-TV, Santa Maria, California. The statement of operations and other data for the year ended December 31, 1999 includes information with respect to the time brokerage agreement. In March 2000, we exchanged WWLP-TV, our station in Springfield, Massachusetts, and $18.0 million for KAKE-TV, Wichita, Kansas and WOWT-TV, Omaha, Nebraska. The statement of operations does not reflect the exchange prior to March 2000.

(c) Net revenues reflect deductions from gross revenues for agency and national sales representative commissions.

(d) Net gain on sale of stations for 1999 includes $13.3 million as a result of the 1999 station exchange netted against a $0.2 million loss from the sale of KTVS-TV, Sterling, Colorado, a satellite operation of KGWN-TV, Cheyenne, Wyoming, and a $6.9 million loss on the sale of KOSA-TV, Odessa, Texas. In 2000, net gain on sale of stations includes a $61.1 million gain on the exchange of WWLP-TV, Springfield, Massachusetts, for KAKE-TV, Wichita, Kansas and WOWT-TV, Omaha, Nebraska, and a $0.3 million gain on the sale of KOSA-TV, Odessa, Texas.

(e) Cash interest expense, net, includes cash interest paid and normal adjustments to accrued interest. Other interest expense includes accrued interest added to long-term debt balances, deferred loan cost amortization and write offs, except deferred loan cost write offs related to extraordinary debt extinguishments, financing costs not consummated, and accretion of discounts.

(f) Prior to June 1996, we had elected to be taxed as an S corporation for federal and state income tax purposes. Our election to be taxed as an S corporation terminated on June 6, 1996. Accordingly, while we became subject to federal and state income taxes on that date, our then sole stockholder is responsible for the payment of income taxes on our taxable income for any time prior to the termination date.

(g) In 1999, we recorded an extraordinary loss of $12.5 million net of applicable taxes of $8.3 million as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of outstanding senior secured notes. In 2000, we redeemed a portion of our 13 1/4% senior subordinated discount notes with an aggregate face value of $12.3 million. The discount notes had an accreted value of $11.4 million and were purchased for $9.8 million. A total of $0.9 million, net of taxes, was recorded as a gain on the early extinguishment of debt.

(h) Earnings (loss) per common share is computed by dividing income (loss) after the deduction of preferred dividends and accretion of the redemption prepayment premium and amortization of the initial warrants, by the weighted average number of common shares outstanding. The effect of the stock options and initial warrants has not been reflected in the computation since their inclusion as common stock equivalents for both basic and fully-diluted earnings (loss) per share was anti-dilutive.

(i) Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments on program broadcast liabilities and net gain on sale of stations. We have included broadcast cash flow data because the information is a measurement:

          (1) used by lenders to measure our ability to service our debt and pay for capital expenditures;

          (2) used by industry analysts to determine a market value of our television stations; and

          (3) used by industry analysts when evaluating and comparing our operating performance.

     Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. Broadcast cash flow is also not reflected in our consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from broadcast cash flow are significant components in understanding and assessing our results of operations and cash flows. The term "broadcast cash flow" may not be the same terminology utilized by other companies in the presentation of similar information.

(j) Broadcast cash flow margin is defined as broadcast cash flow divided by net revenues.

(k) Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments on program broadcast liabilities and net gain on sale of stations. We have included Adjusted EBITDA data because the information is a measurement:

          (1) used by lenders to measure our ability to service our debt and pay for capital expenditures;

          (2) used by industry analysts to determine a market value of our television stations; and

          (3) used by industry analysts when evaluating and comparing our operating performance.

     Adjusted EBITDA does not purport to represent cash provided by operating activities as reflected in our consolidated financial statements, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with generally accepted accounting principles. Adjusted EBITDA is also not reflected in our consolidated statements of cash flows; but it is a common and meaningful measure for comparison to other companies in the broadcast industry. The amounts excluded from Adjusted EBITDA are significant components in understanding and assessing our results of operations and cash flows. The term "Adjusted EBIDTA" may not be the same terminology utilized by other companies in the presentation of similar information.

(l) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

(m) Long-term debt is defined as notes payable, including the current portion thereof, net of discount.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Our revenues are derived primarily from the sale of advertising time and, to a modest extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenues depend on our ability to provide programming that attracts audiences in the demographic groups targeted by advertisers. This allows us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition.

         In 2000, we reported net revenues of $160.1 million compared to net revenues of $140.4 million in 1999 and $139.8 million in 1998. The results for 2000 and 1998 were favorably impacted by political revenues of $18.8 million and $12.6 million, respectively, compared to $1.5 million in 1999. We had net income of $15.8 million for 2000 compared to a net loss of $(28.3) million for 1999 and a net loss of $(16.6) million for 1998. Our net income for 2000 included a $61.4 million gain on sale of stations before taxes. Adjusted EBITDA for 2000 was $58.9 million as compared to $50.0 million for 1999 and $50.0 million for 1998. Adjusted EBITDA for 2000 on a same station basis was $59.9 million as compared to $52.4 million for 1999 and $54.0 million for 1998.

         In March 2000, we restructured the organization of our local sales departments to place a greater emphasis on local and regional advertising sales. We shifted certain local advertising accounts to national representatives to better reflect the actual source of revenues. As a result of the restructuring and our new philosophy, year-to-year comparisons of trends in our local/regional and national sales for the years 1999 and 2000 will be difficult for you to make.

         On March 31, 2000, we completed a transaction with WGRC, Inc., whereby we exchanged the television station assets of WWLP-TV, in Springfield, Massachusetts formerly owned by us plus $18.0 million for the television station assets of KAKE-TV, in Wichita, Kansas, together with its two satellite stations, and WOWT-TV in Omaha, Nebraska. The acquired stations were owned by The Chronicle Publishing Company and were acquired in a like-kind exchange transaction through WGRC, Inc. The transaction was recorded under the purchase method of accounting.

         On March 21, 2000, we sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA Broadcasting I, Ltd. for a cash payment of $8.0 million. We recorded a lower of cost or market adjustment of approximately $6.9 million in 1999 to write down the assets of KOSA-TV to the sales price less estimated selling costs.

         During October 1998, we transferred WMTV-TV, our station in Madison, Wisconsin to The WMTV Trust due to the Grade A broadcast signal overlap between WMTV-TV and WIFR-TV, our station in Rockford, Illinois. Under the trust arrangement, we relinquished control of WMTV-TV to a trustee while retaining the economic risks and benefits of ownership. On August 5, 1999, the FCC approved new duopoly rules that enabled us to own both WMTV-TV and WIFR-TV. As a result of the new rules, The WMTV Trust was dissolved on February 29, 2000 and all assets and liabilities were transferred to Benedek Broadcasting.

         Our net revenues and operating cash flow are generally higher during the fourth quarter of each year, primarily due to increased expenditures by advertisers in anticipation of the holiday season, consumer spending, an increase in viewership during this period, and political advertising expenditures in even numbered years, and to a lesser extent, during the second quarter of each year.

         Time sales to local/regional and national advertisers constitute the largest concentration of our revenues and represent approximately 90% of gross revenues in 2000 as compared to approximately 88% in 1999. Excluding political advertising revenues, however, the percentage of gross revenues attributable to our local/regional advertising and national advertising in 1998, 1999 and 2000 was approximately 86%, 88% and 89%, respectively. Approximately 51% of our gross revenues in 2000 were generated from local and regional advertising, which is sold primarily by our stations' sales staffs. The remainder of our advertising revenues is comprised primarily of national advertising, which is sold by national sales representatives retained by us. We generally pay commissions to advertising agencies on local, regional and national advertising and to national sales representatives on national advertising. Net revenues reflect deductions from gross revenues for commissions payable to advertising agencies and national sales representatives.

         Our primary operating expenses are employee compensation, programming expense, depreciation and amortization. Changes in compensation expense result primarily from adjustments to fixed salaries based on employee performance and, to a lesser extent, from changes in sales commissions paid based on levels of advertising revenues. Programming expense consists primarily of amortization of program rights. We purchase first run and off-network syndicated programming on an ongoing basis. Under our contracts with the networks, a network-affiliated station receives more than half of its daily programming from its network and in turn is compensated, in most cases, by the network for carrying such programming with the network's commercial content intact. Barter expense generally offsets barter revenues and reflects the fair market value of goods and services received. Our operating expenses, excluding depreciation and amortization, represent approximately 63% of net revenues for 2000 as compared to 65% of net revenues in each of 1999 and 1998.

         We have included Adjusted EBITDA and broadcast cash flow data because such data is used by certain investors and lenders to measure a company's ability to service debt. Adjusted EBITDA is used to pay principal and interest on long-term debt and to fund capital expenditures. Adjusted EBITDA and broadcast cash flow:

         o do not purport to represent cash provided by operating activities as reflected in our consolidated financial statements;

         o are not measures of financial performance under generally accepted accounting principles; and

         o should not be considered in isolation or as a substitute for measures of financial performance prepared in accordance with generally accepted accounting principles.

         We believe that Adjusted EBITDA and broadcast cash flow as discussed below provide meaningful information as to the performance of our television stations, particularly data that is presented on a same station basis. Changes from year to year indicate how we have performed in our efforts to increase our net revenues and manage our operating expenses.

         As used in this Annual Report on Form 10-K, same station data refers to the historical results of operations of all 23 television stations which we currently own and operate as if we owned the stations throughout the periods indicated with pro forma adjustments only for depreciation and amortization and time brokerage fees and revenues. Same station information excludes the results of Benedek Cable, Inc., a nonrecourse subsidiary. Same station information does not purport to represent what our results of operations would have been if such transactions had been effected at the beginning of such periods. Additionally, same station information does not purport to project our results of operations in any future period.

Results of Operations

         The following table sets forth certain of our historical results of the operations and operating data for the periods indicated. The table reflects the operating effects of the time brokerage agreement associated with the station exchange of KCOY-TV, Santa Maria, California, for KKTV, Colorado Springs-Pueblo, Colorado, only since January 1, 1999.

                                                                      Years Ended December 31,
                                                                      ------------------------
                                                               1998             1999              2000
                                                               ----             ----              ----
                                                                           (In thousands)
Operating income.....................................    $     18,851       $    26,963      $    93,344
Add:
    Amortization of program broadcast rights.........           6,758             8,127            9,015
    Depreciation and amortization....................          30,830            28,520           26,604
    Corporate expenses...............................           4,643             4,510            5,590
Less:
    Payments on program broadcast liabilities........          (6,399)           (7,455)          (8,691)
    Gain on sale of stations, net....................               -            (6,181)         (61,406)
                                                         -------------      -----------      -----------
Broadcast cash flow..................................    $     54,683       $    54,484      $    64,456
                                                         =============      ===========      ===========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         The following table provides both historical information and same station information for the year ended December 31, 1999 and 2000. The same station information gives effect to the station exchange of KCOY-TV for KKTV, the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 1999.

                                                         Historical                            Same Station(a)
                                                  Year Ended December 31,                  Year Ended December 31,
                                                  -----------------------                  -----------------------
                                              1999          2000       % Change        1999         2000        % Change
                                              ----          ----       --------        ----         ----        --------
                                                                           (In thousands)
Local/regional........................       $ 92,269   $   95,322          3.3%     $102,627      $ 97,165          (5.3)%
National..............................         48,901       54,546         11.5        52,987        55,431           4.6
Political.............................          1,476       18,847      1,176.9         1,491        18,916       1,168.7
Other  ...............................         19,238       18,017         (6.3)       19,259        18,063          (6.2)
                                             --------   ----------    ----------     --------    ----------   -----------
                                              161,884      186,732         15.4       176,364       189,575           7.5
Direct costs..........................         21,478       26,646         24.1        23,424        26,471          13.0
                                             --------   ----------    ---------      --------    ----------   -----------
Net revenues..........................       $140,406   $  160,086         14.0%     $152,940      $163,104           6.6%
Operating expenses:
    Selling, technical and program
      expenses........................         63,283       71,999         13.8        71,914        73,780           2.6
    General and administrative........         23,311       23,955          2.8        24,884        24,397          (2.0)
    Depreciation and amortization.....         28,520       26,604         (6.7)       34,287        28,428         (17.1)
    Corporate.........................          4,510        5,590         23.9         4,510         5,590          23.9
                                            ---------   -----------   ---------      --------    ----------   -----------
                                              119,624      128,148          7.1       135,595       132,195          (2.5)
Gain (loss) on sale of stations, net..          6,181       61,406        893.5         (222)           -           100.0
                                            ---------   ----------    ---------      --------    ----------   -----------
Operating income......................       $ 26,963   $   93,344        246.2%    $ 17,123       $ 30,909          80.5%
                                            =========    =========    =========      ========    ==========   ===========
Broadcast cash flow...................         54,484       64,456         18.3%    $ 56,894       $ 65,509          15.1%
Broadcast cash flow margin............           38.8%        40.3%                     37.2%          40.2%
Adjusted EBITDA.......................       $ 49,974   $   58,866         17.8%    $ 52,384       $ 59,919          14.4%
Adjusted EBITDA margin................           35.6%        36.8%                     34.3%          36.7%

- ------------

(a) Excludes Benedek Cable, Inc., a nonrecourse subsidiary.

         Net revenues. Our net revenues in 2000 increased by $19.7 million or 14.0% to $160.1 million from $140.4 million in 1999. Our net revenues were positively impacted by political revenues in 2000 which were $18.8 million compared to $1.5 million in 1999. Excluding political advertising revenues and before direct costs, our revenues increased by $7.5 million or 4.7% to $167.9 million for 2000 from $160.4 million for 1999. On a same station basis, net revenues in 2000 were $163.1 million as compared to $152.9 million for 1999. Excluding the $17.4 million increase in political advertising and before direct costs, our revenues declined by $4.2 million or 2.4% to $170.7 million for 2000 from $174.9 million for 1999 due to a softening advertising market and the displacement of commercial advertisers by political advertisers.

         Operating expenses. Our operating expenses in 2000 increased by $8.5 million or 7.1% to $128.1 million from $119.6 million in 1999. The increase in operating expenses was caused by the change in the mix of our stations, with the March 2000 addition of KAKE-TV and WOWT-TV and the disposition of WWLP-TV and KOSA-TV. As a percentage of net revenues, operating expenses decreased to 80.1% for 2000 compared to 85.2% for 1999.

         On a same station basis, our operating expenses for 2000 decreased $3.4 million or 2.5% to $132.2 million from $135.6 million in 1999. The decrease in operating expenses on a same station basis was caused by a $5.9 million reduction in depreciation and amortization, which was offset in part by a 2.8% or $1.5 million increase in payroll-related costs.

         Gain on sale of stations, net. We recognized a gain of $61.1 million in 2000 as a result of the exchange of the assets of WWLP-TV with a fair market value of $123.0 million and $18.0 million in cash for the assets of KAKE-TV and WOWT-TV. The book value of the WWLP-TV assets was $61.4 million and related fees were $0.4 million. We also realized a $0.3 million gain on the sale of KOSA-TV in 2000. KOSA-TV was sold for $8.0 million and fees related to the sale were $0.1 million.

         Operating income. Our operating income for 2000 increased $66.3 million or 246.2% to $93.3 million from $27.0 million for 1999 primarily from the gain on the sale of stations. On a same station basis, operating income for 2000 increased $13.8 million or 80.5% to $30.9 million from $17.1 million for 1999 as a result of increased political advertising.

         Financial income (expense). Our financial (expenses), net, for 2000 increased $4.6 million or 10.3% to $48.7 million from $44.1 million in 1999 as a result of higher interest rates and to a lesser extent to greater accretion on our senior subordinated discount notes.

         Income tax expense. Our income tax expense in 2000 was $29.9 million compared to an income tax benefit of $1.4 million for 1999. The increase in income tax expense in 2000 was due in part to the $61.1 million gain on the sale of WWLP-TV. For tax purposes, the sale of the WWLP-TV assets was treated as an exchange for the assets of KAKE-TV and WOWT-TV under the Internal Revenue Service like-kind exchange rules. As such, we had a $2.2 million gain for tax purposes.

         Extraordinary (loss) gain. Extraordinary gain was $0.9 million for 2000, net of $0.6 million in income taxes and consisted of an early extinguishment of debt. The gain was recognized when we purchased our senior subordinated discount notes with a face amount of $12.3 million for $9.8 million. The discount notes had an accreted value of $11.4 million. In 1999, we recorded an extraordinary loss of $12.5 million, net of $8.3 million in income taxes. The loss was a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of our senior secured notes.

         Net Income. Our net income was $15.8 million for 2000 as compared to a net loss of $28.3 million for 1999.

         Broadcast cash flow. Broadcast cash flow for 2000 increased $10.0 million or 18.3% to $64.5 million from $54.5 million for 1999. As a percentage of net revenues, broadcast cash flow margin increased to 40.3% for 2000 from 38.8% for 1999.

         On a same station basis, broadcast cash flow for 2000 increased $8.6 million or 15.1% to $65.5 million from $56.9 million for 1999. As a percentage of net revenues, broadcast cash flow margin on a same station basis increased to 40.2% for 2000 from 37.2% for 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         The following table provides both historical information and same station information for the years ended December 31, 1998 and 1999. The same station information gives effect to the station exchange of KCOY-TV for KKTV, the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 1998.

                                                         Historical                             Same Station(a)
                                                   Year Ended December 31,                  Year Ended December 31,
                                                   -----------------------                  -----------------------
                                               1998         1999        % Change       1998          1999        % Change
                                               ----         ----        --------       ----          ----        --------
                                                                           (In thousands)
Local/regional........................     $  85,900     $   92,269        7.4%     $  100,485   $  102,627         2.1%
National..............................        41,570         48,901       17.6          48,892       52,987         8.4
Political.............................        12,551          1,476      (88.2)         11,977        1,491       (87.6)
Other  ...............................        20,640         19,238       (6.8)         21,221       19,259        (9.2)
                                            --------       --------   ---------       --------     --------    ---------
                                             160,661        161,884        0.8         182,575      176,364        (3.4)
Direct costs..........................        20,828         21,478        3.1          23,970       23,424        (2.3)
                                            --------       --------    -------        --------     --------    ---------
Net revenues..........................     $ 139,833     $  140,406        0.4%     $  158,605   $  152,940        (3.6)%
Operating expenses:
    Selling, technical and program
      expenses........................        64,651         63,283       (2.1)         77,139       71,914        (6.8)
    General and administrative........        20,858         23,311       11.8          24,994       24,884        (0.4)
    Depreciation and amortization.....        30,830         28,520       (7.5)         35,338       34,287        (3.0)
    Corporate.........................         4,643          4,510       (2.9)          4,643        4,510        (2.9)
                                            --------       --------    -------        --------     --------    ---------
                                             120,982        119,624       (1.1)        142,114      135,595        (4.6)%
Gain (loss) on sale of stations, net..             -          6,181      100.0               -         (222)          -
                                            --------       --------    -------        --------     --------    ---------
Operating income......................     $  18,851     $   26,963       43.0%     $   16,491   $   17,123         3.8 %
                                            ========       ========    =======        ========     ========    =========
Broadcast cash flow...................     $  54,683         54,484       (0.4)%    $   58,645   $   56,894        (3.0)%
Broadcast cash flow margin............          39.1%          38.8%                      37.0%        37.2%
Adjusted EBITDA.......................     $  50,040     $   49,974       (0.1)%    $   54,002   $   52,384        (3.0)%
Adjusted EBITDA margin................          35.8%          35.6%                      34.0%        34.3%

- ------------

(a) Excludes Benedek Cable, Inc., a non-recourse subsidiary.

         Net revenues. Net revenues for 1999 increased $0.6 million or 0.4% to $140.4 million from $139.8 million for 1998. Gross revenues excluding political advertising revenues increased $12.3 million or 8.3% to $160.4 million in 1999 from $148.1 million for 1998. On a same station basis, net revenues for 1999 were $152.9 million as compared to $158.6 million for 1998. Net revenues for 1999 reflected an increase in advertising demand that offset the absence of the Winter Olympics on our 12 CBS stations and a decline in political advertising both of which positively affected 1998. Political advertising revenues for 1999 were $1.5 million compared to $12.6 million for 1998.

         Operating expenses. Operating expenses for 1999 decreased $1.4 million or 1.1% to $119.6 million from $121.0 million for 1998. The decrease in operating expenses was attributable to a decrease in depreciation and amortization, and payroll related costs that were offset in part by increased costs due to the effect of the station exchange of KCOY-TV, Santa Maria, California, for KKTV, Colorado Springs-Pueblo, Colorado. As a percentage of net revenues, operating expenses decreased to 85.2% for 1999 compared to 86.5% for 1998. On a same station basis, operating expenses for 1999 decreased $6.5 million or 4.6% to $135.6 million from $142.1 million in 1998. The decrease in operating expenses resulted primarily from a reduction in depreciation and amortization, promotional expenses and decreased payroll-related costs.

         Gain (loss) on sale of stations, net. Gain (loss) on sale of stations, net, includes $13.3 million as a result of the station exchange where the assets of KCOY-TV with a fair market value of $24.3 million were exchanged for the assets of KKTV. The book value of the KCOY-TV assets were $10.8 million and related fees were $0.2 million. Gain on the sale of stations also includes a $0.2 million loss on the sale of

KTVS-TV, Sterling, Colorado (a satellite operation of KGWN-TV, Cheyenne, Wyoming), and a $6.9 million loss on the sale of KOSA-TV, Odessa, Texas.

         Operating income. Operating income for 1999 increased $8.1 million or 43.0% to $27.0 million from $18.9 million for 1998. On a same station basis, operating income for the year ended December 31, 1999 increased $0.7 million or 3.8% to $17.2 million from $16.5 million for 1998.

         Financial income (expense). Our financial (expenses), net, for 1999 increased $0.6 million or 1.4% to $44.1 million from $43.5 million in 1998.

         Income tax benefit. Our income tax benefit for 1999 was $1.4 million compared to $8.1 million for 1998. The decrease in income tax benefit in 1999 was due in part to the $13.3 million gain on the sale of KCOY-TV. In addition, the $6.9 million loss on the sale of KOSA-TV was entirely nondeductible for tax purposes since it consisted of a write down of nondeductible goodwill.

         Extraordinary loss. Extraordinary loss was $12.5 million for 1999, net of applicable income taxes of $8.3 million. The loss was reflected as a result of the early extinguishment of debt associated with the completion of the tender offer for $135.0 million of Benedek Broadcasting's outstanding 11 7/8% senior secured notes due 2005. Total consideration of $149.3 million (including a premium of $14.3 million), fees of the transaction and a write-off of deferred loan costs caused the loss.

         Net loss. Our net loss was $28.3 million for 1999 as compared to a net loss of $16.6 million for 1998.

         Broadcast cash flow. Broadcast cash flow for 1999 decreased $0.2 million or 0.4% to $54.5 million from $54.7 million for 1998. As a percentage of net revenues, broadcast cash flow margin decreased to 38.8% for 1999 from 39.1% for 1998.

         On a same station basis, broadcast cash flow for 1999 decreased $1.7 million or 3.0% to $56.9 million from $58.6 million for 1998. As a percentage of net revenues, broadcast cash flow margin on a same station basis increased to 37.2% for 1999 from 37.0% for 1998.

Liquidity and Capital Resources

         Cash flows from operating activities. Cash flows from operating activities are our primary source of liquidity and were $26.2 million for the year ended December 31, 2000 compared to $19.3 million for the year ended December 31, 1999. The significant rise in political advertising revenues of $17.4 million before direct costs for 2000 as compared to 1999, and an improvement in operating income as a result of the change in the mix of our stations caused the rise in cash flows from operating activities. In addition, cash payments of interest expense totaled $26.4 million for 2000 as compared to $30.3 million for 1999. An increase in working capital caused by the new stations partly offset the increase in cash flows from operating activities noted above.

         Cash flows from investing activities. Cash flows from investing activities were $(10.8) million for the year ended December 31, 2000, as compared to $(28.3) million for the year ended December 31, 1999. In 2000, we paid $8.6 million to complete the acquisition of KAKE-TV and WOWT-TV. We also received $7.6 million from the sale of KOSA-TV, net of fees paid. In 1999, we paid $9.4 million for the purchase of KKTV and $10.3 million for the deposit and costs of the then pending purchase of KAKE-TV and WOWT-TV. Cash purchases of property and equipment were $9.3 million for 2000 as compared to $7.9 million for 1999.

         Cash flows from financing activities. Cash flows from financing activities were $(14.7) million for the year ended December 31, 2000 compared to $8.0 million for the year ended December 31, 1999. During 2000, we made $3.8 million of principal payments on certain of our indebtedness, which included a $2.5 million payment to satisfy the mortgage on WWLP-TV's studio prior to the exchange of WWLP-TV for KAKE-TV and WOWT-TV. As of December 31, 2000, the aggregate principal amount owed under our credit facility was $278.5 million.

         During 2000, we repurchased a portion of our senior subordinated discount notes with a face value of $12.3 million. The discount notes had an accreted value of $11.4 million and were purchased for $9.8 million. In 1999, we also repurchased discount notes with a face amount of $3.0 million. The discount notes had an accreted value of $2.4 million and were purchased for $2.6 million.

         During 2000, we acquired warrants to purchase an aggregate of 20,000 shares of Class A common stock of Benedek Communications for $80,000. In 1999, we acquired our warrants to purchase an aggregate of 185,000 shares of Class A common stock of Benedek Communications for $3.0 million. Of the 600,000 initial warrants issued during 1996, 345,000 warrants were outstanding at December 31, 2000.

         In May 1999, Benedek Broadcasting borrowed $275.0 million against a then new credit facility. The proceeds were used to pay off the existing term loans totaling $108.3 million and redeem 100% of Benedek Broadcasting's senior secured notes. The redemption price for the senior secured notes of $149.3 million included $135.0 million in principal and $14.3 million in premium. We paid $0.6 million in fees and expenses associated with the redemption. Our credit facility includes an aggregate borrowing limit of $310.0 million consisting of a $220.0 million term loan and a $90.0 million revolving credit facility.

         The credit facility contains certain financial covenants, including covenants related to interest coverage, total and senior leverage ratios and fixed charges. In addition, the credit facility contains other affirmative and negative covenants relating to, among other things:

         o liens;
         o payments on other debt;
         o restricted junior payments, excluding distributions from Benedek Broadcasting to Benedek Communications;
         o transactions with affiliates;
         o mergers and acquisitions;
         o sales of assets;
         o guarantees; and
         o investments.

         The credit facility also contains customary events of default for highly leveraged financings, including certain changes with respect to our ownership or control.

         At December 31, 2000, we had borrowed $220.0 million under the term loan portion of our credit facility. At that date, we also had borrowed $58.5 million under the revolver portion of the facility. Our ability to draw funds under the revolver is limited by our level of earnings and our ability to meet certain financial covenants. We could have borrowed an additional $29.2 million under the revolver at December 31, 2000. During 2000, the highest outstanding balance under the revolver was $66.0 million.

         The commitment under the revolver will be permanently reduced over the period from June 2002 to maturity in 2007, in the amounts set forth below:

         o 2002 - $10.1 million;
         o 2003 - $13.5 million;
         o 2004 - $16.9 million;
         o 2005 - $21.4 million;
         o 2006 - $22.5 million; and
         o 2007 - $5.6 million.

         In addition, the commitment under the revolver will be permanently reduced in certain circumstances including upon the sales of certain assets and the issuance of certain debt or equity securities and from excess cash flow (as defined in the credit facility). We have the right to pay off the revolver without penalty in increments of $1.0 million.

         The term loan bears interest, at our option, at a base rate plus 2.25% or at a LIBOR rate plus 3.25%. The revolver bears interest, at our option, at a base rate plus 1.00% to 1.75% or at a LIBOR rate plus 2.00% to 2.75%. The margins above the base rate and the LIBOR rate at which the revolver bears interest is reduced when certain leverage ratios decrease. The current applicable margin on our revolver is 1.50% for base rate advances and 2.50% for LIBOR advances. The unused portion of the revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios. We are currently paying a commitment fee of 0.50% on the unused portion of the revolver.

         We are required to make scheduled amortization payments on the term loan, in the amounts set forth below:

         o 2002 - $1.7 million;
         o 2003 - $2.2 million
         o 2004 - $2.2 million;
         o 2005 - $2.2 million;
         o 2006 - $2.2 million; and
         o 2007 - $209.5 million.

         In addition, we are required to make prepayments on the term loan and the revolver under certain circumstances, including upon the sale of certain assets and the issuance of certain debt or equity securities. Beginning in 2002, we are required to make prepayments on the term loan and the revolver in an amount equal to 50% of our excess cash flow.

         The term loan and the revolver are secured by certain of our present and future assets. We and certain of our subsidiaries have guaranteed the obligations of Benedek Broadcasting under the credit facility. The ownership interest of Benedek Broadcasting in its subsidiaries, including Benedek License Corporation, which holds the FCC licenses and authorizations for our stations, has been pledged as collateral for the loans.

         In 1996, we issued senior subordinated discount notes in the principal amount at maturity of $170.0 million. The senior subordinated discount notes mature on May 15, 2006 and yield 13 1/4% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. On or after May 15, 2000, the senior subordinated discount notes are redeemable at our option, in whole or in part, at predetermined redemption prices and under specified conditions. The senior subordinated discount notes are subordinated to all our other senior debt. The senior subordinated discount notes contain various restrictive covenants. As of December 31, 2000, the outstanding accreted amount of our senior subordinated discount notes was $147.5 million with a face value of $154.7 million. See above for a discussion concerning our repurchase of a portion of our senior subordinated discount notes during 2000 and 1999.

         Cash interest on our senior subordinated discount notes begins to accrue on May 15, 2001 and the first cash interest payment is due in November 2001. While we believe we will have sufficient cash resources available to pay such interest in November, our credit agreement contains certain financial ratio requirements that we will not meet in June 2001 and thereafter which, among other things, would allow the lenders under the credit agreement to block payment of interest on our senior subordinated discount notes. These financial ratios pertain to total leverage (the ratio of our total debt to Adjusted EBITDA), interest coverage (the ratio of Adjusted EBITDA to total interest charges) and fixed charges (the ratio of Adjusted EBITDA to total debt service requirements and capital expenditures). Our non-compliance with these ratios results from the inclusion of our senior subordinated discount notes in the calculation of these ratios from the date cash interest begins to accrue thereon.

         As a result, we have begun discussions with the lenders under our credit agreement concerning the terms of an amendment which would permit the payment of cash interest on our senior subordinated discount notes. Such an amendment will require us to reduce the amount of our indebtedness and thereby improve our leverage, interest coverage and fixed charge ratios. Such debt reduction may be accomplished through asset sales or other means which we are actively pursuing. While there can be no assurance, we believe that the results of the course of action we are currently pursuing will enable us to pay the cash interest on our senior subordinated discount notes in November or otherwise refinance or modify such securities so as to avoid any default thereunder or under a revised credit agreement.

         Dividends on our senior preferred stock are cumulative and payable quarterly commencing August 15, 1998 at a rate of 11.5% of the then effective liquidation preference per share. We have the option to pay dividends on any dividend payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. We have been adding the dividends to the liquidation preference from the issuance date through December 31, 2000. Our senior preferred stock is not redeemable until May 15, 2003 at which time cash dividends are required at a rate of 11.5% of the then effective liquidation preference per share. After May 15, 2003, we have the option to redeem these shares in whole or in part at predetermined redemption prices. The senior preferred stock contains various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. Notwithstanding the foregoing, until May 15, 2001, in the event of a public equity offering, a required disposition (as defined) or other specified circumstances, we may redeem up to 25.0% of the initial liquidation preference at 111.50% of the then effective liquidation preference, provided at least $75.0 million in liquidation preference remains outstanding. Our credit facility currently prohibits us from making cash payments with respect to the senior preferred stock at any time. However, we are not required to pay such dividends in cash prior to May 15, 2003. We currently do not intend to pay cash dividends on the senior preferred stock prior to May 15, 2003.

         Dividends on our junior preferred stock due July 1, 2008 are payable to the holders at 7.92% per annum through June 5, 2001 and thereafter at increasing rates up to 18%. Such dividends are added to the liquidation preference of the stock and are deemed paid in full. The dividends on the junior preferred stock are cumulative and were accrued at the initial rate of 7.92% through September 30, 2000, since it was our intention to redeem the junior preferred stock prior to June 5, 2001. During October 2000, we determined that redemption of the junior preferred stock would not occur prior to June 5, 2001. Accordingly, in October 2000, we began to accrue dividends prospectively under the effective cost method to bring the carrying value at October 1, 2000 to the liquidation preference at July 1, 2008. The effect of this change was to increase the loss per common share for the year ended December 31, 2000 by $(0.20). The change had no effect on income before extraordinary item or net income. The junior preferred stock had an aggregate liquidation preference of $64.4 million and a carrying value of $65.9 million at December 31, 2000. The failure to pay cash dividends on our junior preferred stock after June 6, 2001 for three consecutive semi-annual installments will entitle the holders of our junior preferred stock to elect one member to our board of directors.

         The junior preferred stock is subject to mandatory redemption in whole on July 1, 2008 and we have the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

         The FCC has required that all of our stations commence digital operations by May 1, 2002. We anticipate incurring capital expenditures of $18.0 million in 2001 and thereafter in connection with our conversion to digital operations. We believe such expenditures will be paid for through cash generated from operations, purchase money financing or borrowing under our revolving credit facility. See "Item 1. Business--Federal Regulation of Television Broadcasting" for a detailed description of digital broadcasting.

         Benedek Communications is a holding company that derives all of its operating income and Adjusted EBITDA from its subsidiary, Benedek Broadcasting. As a holding company, our ability to pay our obligations, including our obligation to pay interest on the principal of the senior subordinated discount notes, whether at maturity, upon a change of control or otherwise, is dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no obligation, contingent or otherwise, to pay any amounts to Benedek Communications or to make funds available to it for debt service or any other obligation.

         On October 18, 2000, we commenced a cash tender offer and consent solicitation for all of our outstanding senior subordinated discount notes. The tender offer was part of our refinancing plan at that time. On October 18, 2000 we also commenced a consent solicitation from the registered holders of our senior preferred stock, seeking their consent with respect to the adoption of amendments to the certificate of designation to permit us to enter into the refinancing plan among other things. In addition to the tender offers, we contemplated the refinancing of our outstanding term loan and revolver. On November 9, 2000, as a result of market conditions we terminated the tender offer and consent solicitation for the senior subordinated discount notes and the consent solicitation for the senior preferred stock.

         We anticipate that same station revenues and broadcast cash flow for the first quarter of 2001 will be significantly lower than in 2000 due to the general economic downturn and weakness in advertising by the automotive and communications sectors. As a result, we have implemented a cost reduction plan while working to improve our local advertising results through our local focus. We anticipate that the primary effect of the plan will be realized beginning in the second quarter and continuing throughout the balance of the year. After giving effect to the cost reduction plan, we still anticipate a decline in broadcast cash flow in the balance of the year as compared to last year due to the reasons noted above and due to the absence of meaningful political advertising revenues in 2001. However, the uncertainty in the economy in general and in the advertising sector in particular makes it difficult to forecast the extent of the decline.

         We believe that our Adjusted EBITDA, together with our borrowing capacity under our revolving credit facility, would be sufficient to finance the operating requirements of our stations, debt service requirements (including with respect to our credit facility and the cash interest requirements of our senior subordinated discount notes) and currently anticipated capital expenditures for the year 2001 and the near-term future. However, as noted above, our ability to service the interest payments on our senior subordinated discount notes or otherwise refinance our senior subordinated discount notes will require an amendment to our credit facility which we are currently discussing with our lenders.

Income Taxes

         For the year ended December 31, 2000, we had an income tax expense of $29.9 million compared to an income tax benefit of $1.4 million for the year ended December 31, 1999. The change in income taxes is due primarily to the $61.1 million gain on the sale of WWLP-TV. For tax purposes, the sale of the WWLP-TV assets was treated as an exchange for the assets of KAKE-TV and WOWT-TV under the Internal Revenue Service like-kind exchange rules. As such, we had a $2.2 million gain for tax purposes. In addition, the $6.9 million loss on the sale of KOSA-TV was entirely nondeductible as it consisted of a write down of nondeductible goodwill, which contributed to the lower income tax benefit for the year ended December 31, 1999. We have approximately $9.8 million of actual net operating loss carryforwards available to offset future tax liabilities. These net operating loss carryforwards expire in 2019.

Seasonality

         Our net revenues and Adjusted EBITDA are generally highest during the fourth quarter of each year. This is primarily due to increased expenditures by advertisers in anticipation of holiday season consumer spending and an increase in viewership during this period. Generally, the second quarter of each year produces net revenues and Adjusted EBITDA greater than the first and third quarters due to higher viewership in this period.

Pending Adoption of Accounting Standard

         The Financial Accounting Standards Board has issued statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" which we will be required to adopt for our fiscal year ending December 31, 2001. This pronouncement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This pronouncement is not expected to have a significant impact on our financial statements since our only financial instrument is an interest rate cap related to our credit facility the effect of which is insignificant to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         During August 1999, in accordance with certain covenants of our credit facility, we entered into an interest rate cap agreement, which matures in September 2001. The agreement reduces the impact of changes in interest rates on our floating-rate long-term debt. That agreement effectively entitles us to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of December 31, 2000, the settlement rate was 6.67%.

Item 8. Financial Statements and Supplementary Data.

         See pages F-1 and S-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to each of our directors and executive officers:

Name                                     Age     Position
- ----                                     ---     --------
A. Richard Benedek...................     62     Chairman, Chief Executive Officer and Director
K. James Yager.......................     65     President, Chief Operating Officer and Director
Keith L. Bland.......................     45     Senior Vice President-Planning and Technology
Christopher H. Cornelius.............     41     Senior Vice President
Clyde G. Payne.......................     65     Senior Vice President
Louis S. Wall........................     48     Senior Vice President
Mary L. Flodin.......................     45     Senior Vice President, Treasurer and Secretary
Jay L. Kriegel.......................     60     Director
Paul S. Goodman......................     46     Director
Edward T. Reilly.....................     54     Director

     Following are brief descriptions of our current executive officers and directors:

     A. Richard Benedek has been engaged in the television broadcasting industry for over 20 years. Mr. Benedek has been our Chairman and Chief Executive Officer since our formation in 1996. Mr. Benedek has served as Chairman and Chief Executive Officer of Benedek Broadcasting since its formation in January 1979. From the formation of Benedek Broadcasting until March 1995, Mr. Benedek also served as President of Benedek Broadcasting. Prior to his activities in the television broadcasting industry, Mr. Benedek was a partner in the investment banking firm of Bear, Stearns & Co. Inc. Mr. Benedek currently serves on the board of directors of the ABC Affiliates Association.

     K. James Yager has been engaged in the television broadcasting industry for over 40 years. Mr. Yager is our President and Chief Operating Officer, positions he has held since our formation in 1996. Mr. Yager has served as President of Benedek Broadcasting since March 1995. From 1986 until he became President, Mr. Yager served as Executive Vice President of Benedek Broadcasting. Mr. Yager has been a director of Benedek Broadcasting since 1986. Mr. Yager was elected Chairman of the Joint Board of the National Association of Broadcasters in June of 1999 after serving for a year as Chairman of the Association's Television Board. Mr. Yager also serves on the board of directors of Broadcast Music, Inc.

     Keith L. Bland has been engaged in the television broadcasting industry for over 25 years. Mr. Bland has served as our Senior Vice President-Planning and Technology since December 2000. Mr. Bland has been Senior Vice President-Planning and Technology of Benedek Broadcasting since January 1996. From March 1995 until January 1996, Mr. Bland served as Vice President and General Manager of WTAP-TV serving Parkersburg, West Virginia. Mr. Bland also served as General Manager of WTAP-TV from January 1990 until March 1995, General Sales Manager of WIFR-TV serving Rockford, Illinois from September 1989 until January 1990 and Local/Regional Sales Manager of WIFR-TV from July 1987 until September 1989.

     Christopher H. Cornelius has been engaged in the television broadcasting industry for over 14 years. Mr. Cornelius was elected Senior Vice President of Benedek Broadcasting in October 2000. From July 1997 until October 2000, he served as Vice President and General Manager of WILX-TV, our station serving Lansing, Michigan. From January 1990 to July 1997, Mr. Cornelius was the General Sales Manager of WWMT-TV, serving Grand Rapids-Kalamazoo, Michigan. Mr. Cornelius is also on the program steering committee of the Michigan Association of Broadcasters.

     Clyde G. Payne has been engaged in the television broadcasting industry for 40 years. Mr. Payne was promoted to Senior Vice President of Benedek Broadcasting effective March 1997. From March 1995 until February 1997, he served as Divisional Vice President of Benedek Broadcasting. Mr. Payne also served as General Manager of WBKO-TV, serving Bowling Green, Kentucky, from 1970 until 1997. Mr. Payne was also part owner of WBKO-TV from 1976 until we acquired the station in 1983. Mr. Payne has served as chairman of the Arbitron Television Advisory Counsel and the ABC Affiliates Association, as well as Vice Chairman of the Television Board of the National Association of Broadcasters.

     Louis S. Wall has been engaged in the television broadcasting industry for over 25 years. Mr. Wall has served as Senior Vice President of Benedek Broadcasting since April 2000. From 1993 until he became Senior Vice President, Mr. Wall was Vice President and General Manager of WJBF-TV, the ABC affiliate in Augusta, Georgia. Mr. Wall also served as General Manager of WBTW-TV in Florence, South Carolina from 1988 to 1993.

     Mary L. Flodin has served as our Senior Vice President, Treasurer and Secretary since December 2000. Ms. Flodin has served as Senior Vice President, Treasurer and Secretary of Benedek Broadcasting since December 2000. Ms. Flodin served as our Vice President and Controller from our formation in 1996 until December 2000. Ms. Flodin has also held the positions of Vice President and Controller at Benedek Broadcasting from 1990 until December 2000. From 1988 to 1990, Ms. Flodin served as Controller of Benedek Broadcasting. From 1983 to 1988, Ms. Flodin served in various financial capacities as Vice President of AMCORE Financial, Inc. Ms. Flodin currently serves as a director of the Broadcast Cable Financial Management Association.

     Jay L. Kriegel has been engaged in the communications industry for over 20 years. Since March 1994, Mr. Kriegel has been a counselor with the public relations firm of Abernathy MacGregor Group and its predecessor firms. From 1988 to 1994, Mr. Kriegel was Senior Vice President of CBS Inc. Mr. Kriegel has served as a director of Benedek Broadcasting since May 1994 and as a director of Benedek Communications since its formation in 1996.

     Paul S. Goodman has been corporate counsel to Benedek Broadcasting since 1983 and Benedek Communications since its formation in 1996. Since April 1993, Mr. Goodman has been a member of the law firm of Shack & Siegel, P.C. From January 1990 to April 1993, Mr. Goodman was a member of the law firm of Whitman & Ransom. Mr. Goodman has served as a director of Benedek Broadcasting since November 1994 and as a director of Benedek Communications since its inception.

     Edward T. Reilly was elected as a director of each of Benedek Communications and Benedek Broadcasting in August 2000. Mr. Reilly has been Chief Executive Officer of Big Flower Holdings, Inc. since April 1997, President of Big Flower since March 1996 and a director of Big Flower since June 1996. He was also the Chief Operating Officer of Big Flower Press from March 1996 until April 1997. He is also a director of Big Flower Press, TC Advertising, Digital Services and Webcraft. Prior to joining Big Flower, Mr. Reilly held a variety of executive positions with McGraw-Hill, Inc., a publishing and communications company, in their Broadcast and Publication groups from 1968 to 1996, and served as President of McGraw-Hill Broadcasting from 1987 to 1996. Mr. Reilly has been active in television industry affairs, having served as the Chairman of the Television Bureau of Advertising, a member of the Board of Directors of the Ad Council and a member of the Board of Directors of the National Association of Broadcasters. Mr. Reilly is also a Trustee of Lynchburg College.

     All directors hold office until their successors are duly elected and qualify. Our executive officers are appointed by our board of directors and serve at the board's discretion.

Item 11. Executive Compensation.

Executive Compensation

     The following table sets forth certain information concerning the compensation paid to our Chief Executive Officer and the other four most highly-compensated executives during the fiscal years ended December 31, 2000, December 31, 1999 and December 31, 1998.

                                                Summary Compensation Table
                                                                                               Long-Term
                                                            Annual Compensation              Compensation
                                                 -----------------------------------------   ------------
                                                                                             Securities      All Other
                                                                            Other Annual     Underlying       Compen-
Name and Principal Position              Year    Salary($)    Bonus($)     Compensation($)   Options(#)     sation($)(a)
- ---------------------------              ----    ---------    --------     ---------------   -----------    ------------
A. Richard Benedek, Chairman and         2000     487,500        -                -                   -       15,726
  Chief Executive Officer                1999     217,110        -                -                   -       12,671
                                         1998     916,667        -                -                   -       11,326

K. James Yager, President and Chief      2000     600,000        -            66,503(b)               -       15,092
  Operating Officer                      1999     585,000     55,000              -                   -       14,612
                                         1998     542,667        -                -                   -       14,522

Keith L. Bland, Senior Vice              2000     189,038     16,500              -                   -        5,322
  President-Planning and Technology      1999     163,615        -                -              25,000        3,715
                                         1998     124,692        -                -                   -        2,576

Christopher H. Cornelius, Senior Vice    2000     182,115     15,000              -                   -        3,448
  President

Clyde G. Payne, Senior Vice President    2000     192,019     12,500          27,797(c)               -        9,095
                                         1999     179,481        -            20,074(d)          10,000        8,615
                                         1998     164,538        -                -                   -        8,568

Louis S. Wall, Senior Vice President     2000     163,461        -            40,688(e)               -            -

Terrance F. Hurley, Senior Vice          2000     303,928     54,500          87,216(f)               -        6,436
  President(g)                           1999     258,615        -            53,479(h)          40,000(g)     5,041
                                         1998     218,615        -                -                   -        4,897

Raymond J. Schonbak, Senior Vice         2000     324,038     30,000              -                   -       13,075
  President (i)                          1999     298,269        -                -              40,000(i)    10,944
                                         1998     250,000        -                -                   -        9,504

- --------------
(a) All Other Compensation consists of (i) amounts contributed for 2000, 1999 and 1998 under our 401(k) plan for Mr. Yager ($1,920, $1,440 and $1,350);
     Mr. Bland ($1,920, $1,122 and $1,117); Mr. Payne ($1,920, $1,440 and
     $1,393); Mr. Hurley ($1,920, $1,440 and $1,425); and Mr. Schonbak ($1,920,
     $1,440 and $0), and amounts contributed for 2000 under our 401(k) plan for Mr. Cornelius of $1,920, and (ii) life insurance premiums paid during 2000, 1999 and 1998 for Mr. Benedek ($15,726, $12,671 and $11,326); Mr. Yager ($13,172, $13,172
     and $13,172); Mr. Bland ($3,402, $2,593 and $1,459); Mr. Payne ($7,175,
     $7,175 and $7,175); Mr. Hurley ($4,516, $3,601 and $3,472); and Mr.
     Schonbak ($11,155, $9,504 and $9,504), and life insurance premiums paid during 2000 for Mr. Cornelius of $1,528.

(b) Represents relocation expenses ($38,484), country club dues and initiation, personal use of company vehicle, tax return preparation fees and medical expenses.

(c) Represents temporary living expenses ($24,498), personal use of company vehicle and medical expenses.

(d) Represents temporary living expenses ($16,245), personal use of company vehicle and medical expenses.

(e) Represents relocation expenses ($13,162), temporary living expenses ($24,802), personal use of company vehicle and medical expenses.

(f) Represents payment under a non-solicitation agreement ($48,000) in connection with resignation, relocation expenses ($24,711), temporary living expenses, personal use of company vehicle and medical expenses.

(g) Mr. Hurley resigned effective October 20, 2000 at which time all his options terminated.

(h) Represents relocation expenses ($24,393), amounts reimbursed for the payment of taxes ($11,942), temporary living expenses ($10,047), personal use of company vehicle and medical expense.

(i) Mr. Schonbak resigned effective December 22, 2000 at which time all his options terminated.

Director Compensation

     In 2000, we paid each director who is not an employee $2,500 per quarter and $500 per Board meeting for his services as a director. No reportable family relationship exists between any of our executive officers or directors.

Employment Agreements

     Benedek Broadcasting employed A. Richard Benedek pursuant to an employment agreement that expired May 31, 2000. During the term of the agreement, Mr. Benedek was to be paid at a rate per annum of not less than $525,000. In December 1998, we agreed with the lenders under our then existing credit agreement that the amounts permitted to be paid as compensation to Mr. Benedek under the credit agreement could be paid to him as loans instead. The credit facility also permits such loans. The employment agreement required Mr. Benedek to devote substantially all of his business time to the business of Benedek Broadcasting and precluded Mr. Benedek from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement. Mr. Benedek continues to be employed by Benedek Broadcasting without an employment agreement.

     Benedek Broadcasting currently employs K. James Yager pursuant to an employment agreement dated as of December 31, 2000 that expires December 31, 2003. During the term of the agreement, Mr. Yager will be paid a base salary at the rate of $630,000. The employment agreement requires Mr. Yager to devote his full time to the business of Benedek Broadcasting.

     Previously, Benedek Broadcasting employed Mr. Yager pursuant to an employment agreement that expired May 31, 2000. During the term of the agreement, Mr. Yager was to be paid at a rate per annum of not less than $400,000. The employment agreement required Mr. Yager to devote his full time to the business of Benedek Broadcasting and precluded Mr. Yager from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement. Mr. Yager continued to be employed by Benedek Broadcasting without an employment agreement until his new agreement became effective on December 31, 2000.

     Benedek Broadcasting employs Keith L. Bland pursuant to an employment agreement dated as of November 1, 2000 that expires December 31, 2003. Mr. Bland was paid a base salary at the rate of $190,000 per annum from November 1, 2000 through December 31, 2000. Mr. Bland will be paid at the rate of $240,000 per annum during 2001, and at a rate per annum of not less than $240,000 during 2002 and 2003. The employment agreement requires Mr. Bland to devote his full time to the business of Benedek Broadcasting.

     Benedek Broadcasting employs Christopher H. Cornelius pursuant to an employment agreement dated as of November 1, 2000, which became effective January 1, 2001 and expires December 31, 2003. During the term of the agreement, Mr. Cornelius will be paid a base salary at the rate of $240,000 per annum during 2001, at the rate of $260,000 per annum during 2002, and at the rate of $285,000 per annum during 2003. The employment agreement requires Mr. Cornelius to devote his full time to the business of Benedek Broadcasting.

     Benedek Broadcasting employs Louis J. Wall pursuant to an employment agreement dated as of January 1, 2001 that expires December 31, 2003. During the term of the agreement, Mr. Wall will be paid at the rate of $300,000 per annum during 2001, at the rate of $320,000 per annum during 2002, and at the rate of $340,000 per annum during 2003. The employment agreement requires Mr. Wall to devote his full time to the business of Benedek Broadcasting.

     Benedek Broadcasting employed Terrance F. Hurley pursuant to an employment agreement that expired May 31, 1999. During the term of the agreement, Mr. Hurley was to be paid at a rate per annum of not less than $150,000. The employment agreement required Mr. Hurley to devote his full time to the business of Benedek Broadcasting and precluded Mr. Hurley from engaging in activities competitive with the business of Benedek Broadcasting throughout the term of the employment agreement and for a period of one year thereafter with respect to designated market areas then served by a television station owned by Benedek Broadcasting. Mr. Hurley continued to be employed by Benedek Broadcasting without an employment agreement until his resignation effective October 20, 2000.

1999 Stock Option Plan

     Our 1999 Stock Option Plan provides for granting of stock options to our employees, directors, consultants and advisors. The plan is intended to encourage stock ownership by our employees, directors, consultants and advisors and thereby enhance their proprietary interest in our business. Subject to the provisions of the plan, our board of directors determines:

     o which of the eligible directors, employees, consultants and advisors receive stock options;

     o    the terms, including applicable vesting periods, of such options; and

     o    the number of shares for which such options are granted.

     The total number of shares of our Class B common stock that may be purchased pursuant to options under the plan shall not exceed 240,000. The option price per share with respect to each such option is determined by our board of directors and generally is not less than 100% of the fair market value of our Class B common stock on the date such option is granted as determined by the board of directors. The plan terminates on December 31, 2008, unless terminated earlier by the board.

     During the year ended December 31, 2000 no options were granted under the plan. Additionally, no options were exercised during the year ended December 31, 2000. As of December 31, 2000, there were 60,000 options to purchase our Class B common stock outstanding under the plan.

     The following table sets forth certain information about the exercise of options to purchase our common stock and the number and value of outstanding options owned by persons named in the Summary Compensation Table and whom we employed as of December 31, 2000.

                                                                        Number of              Value of
                                                                        Securities            Unexercised
                                                                        Underlying           In-the-Money
                                                                    Unexercised Options       Options at
                                         Shares                       at 12/31/00(#)         12/31/00($)
                                       Acquired on       Value         Exercisable/          Exercisable/
Name                                   Exercise(#)    Realized($)    Unexercisable(a)       Unexercisable(b)
- ----                                   -----------    -----------    ----------------       ----------------
A. Richard Benedek.................             -                -            -                    -
K. James Yager.....................             -                -            -                    -
Keith L. Bland.....................             -                -      2,500/22,500               -
Christopher H. Cornelius...........             -                -            -                    -
Clyde G. Payne.....................             -                -      1,000/9,000                -
Louis S. Wall......................             -                -            -                    -

- --------------
(a) Stock options were granted on January 1, 1999 with an exercise price of $15.00 per share. Options vest in varying increments annually beginning January 1, 2000, becoming fully vested on January 1, 2005. The options expire on December 31, 2008.

(b) The options were not in the money at December 31, 2000. The fair market value of each option at the date of grant was $6.61 per share using the Black-Scholes option-pricing model. The following assumptions were used in the option-pricing model:

               o no dividends will be paid on the Class B common stock;

               o a risk-free interest rate of 4.44%;

               o an expected life of five years; and

               o an expected price volatility of 43.0%.

Compensation Committee Interlocks and Insider Participation

     We formed a pension and benefits committee of the board of directors in December 2000. Messrs. Benedek, Reilly and Goodman were elected to serve as the members of the pension and benefits committee and Mr. Benedek serves as chairman. Mr. Benedek is our Chairman and Chief Executive Officer. The committee will make recommendations to the board of directors for compensation for executive officers based upon the following criteria: our performance and growth, industry standards for similarly situated companies and experience and qualitative performance of such executive officers. Prior to the formation of the committee, the Chief Executive Officer made his compensation recommendations for executive officers to the board of directors after considering the criteria set forth above.

     See "Item 13. Certain Relationships and Related Transactions" with respect to a discussion of loans made to Mr. Benedek, salary and bonus paid to Mr. Benedek's son and legal fees paid to Shack & Siegel, P.C., the law firm of which Mr. Goodman is a member.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Mr. A. Richard Benedek, our Chairman and Chief Executive Officer, owns 6,467,600 shares of our Class B common stock, representing 87.4% of our outstanding common stock.

     Mr. Stephen Benedek, Vice President, owns 562,400 shares of our Class B common stock, representing 7.6% of our outstanding common stock. We have employed Mr. Stephen Benedek since November 1999. Mr. Stephen Benedek is the son of Mr. A. Richard Benedek.

     Mr. K. James Yager, our President, Chief Operating Officer and a director of Benedek Communications and Benedek Broadcasting, owns 370,000 shares of our Class B common stock, representing 5.0% of its outstanding common stock.

     See also "Item 11. Executive Compensation -- 1999 Stock Option Plan," with respect to the beneficial ownership of our Class B common stock by certain of our other officers.

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion with respect to arrangements which may result in a change in control of Benedek Broadcasting and/or Benedek License Corporation.

Item 13. Certain Relationships and Related Transactions.

     Mr. A. Richard Benedek, our Chairman, Chief Executive Officer and a director of Benedek Communications and Benedek Broadcasting is indebted to us. During the last fiscal year the largest aggregate amount of indebtedness outstanding was $1,653,238. As of March 29, 2001, $1,533,238 remained outstanding. The indebtedness was incurred for personal purposes in seven separate loan transactions during 1998, 1999 and 2000. The loans are unsecured, evidenced by promissory notes which bear interest at various rates ranging from 4.74% to 6.27% per annum and are payable during various times during 2002 and 2003. We do not presently anticipate making additional similar loans to Mr. Benedek.

     Mr. K. James Yager, our President, Chief Operating Officer and a director of Benedek Communications and Benedek Broadcasting is indebted to us. During the last fiscal year the largest aggregate amount of indebtedness outstanding was $828,113. As of March 29, 2001, $837,892 remained outstanding. Such indebtedness is the result of two transactions.

     On January 1, 1998, Mr. Yager exercised options to purchase 370,000 shares of our Class B common stock for an aggregate exercise price of $555,000. Mr. Yager borrowed the funds necessary to pay the exercise price from us, which loan is evidenced by a promissory note which bears interest at the rate of 5.93% per annum, is secured by the shares which were issued upon exercise of the option and is payable as and when any such shares are sold and in any event no later than December 31, 2007. During July 1998, Mr. Yager borrowed $150,000 from us for personal purposes. As of July 1, 2000, the term of the loan was extended and the amount of the loan was increased to $168,509, which amount includes interest due through that date. The loan is unsecured, evidenced by a promissory note which bears interest at the rate of 6.23% per annum and is payable on December 31, 2003.

     Mr. Stephen Benedek, the son of Mr. A. Richard Benedek, is employed as a Vice President, and we paid him $121,538 in salary and bonus in 2000.

     Paul S. Goodman, a member of the law firm of Shack & Siegel, P.C., is a director of Benedek Communications and Benedek Broadcasting. During the fiscal year ended December 31, 2000, we paid approximately $896,000 for legal services to Shack & Siegel, P.C.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Consolidated Financial Statements.

                                                                                 Page
                                                                                 ----
Benedek Communications Corporation and Subsidiaries
       Independent Auditor's Report............................................. F-2
       Consolidated Balance Sheets as of December 31, 1999 and 2000............. F-3
       Consolidated Statements of Operations for the Three Years Ended
          December 31, 2000..................................................... F-4
       Consolidated Statements of Stockholders' (Deficit) for the Three
          Years Ended December 31, 2000......................................... F-5
       Consolidated Statements of Cash Flows for the Three Years Ended
          December 31, 2000..................................................... F-6
       Notes to Consolidated Financial Statements............................... F-8

(a)(2) Supplemental Schedule.

Benedek Communications Corporation and Subsidiaries
   Independent Auditor's Report................................................. S-1
   Schedule II-Valuation and Qualifying Accounts................................ S-2

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits.

3.1     --    Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications
              Corporation's Registration Statement on Form S-4, File No.
              333-09529, filed on August 2, 1996 (the "S-4 Registration
              Statement").

3.2     --    By-Laws of Benedek Communications Corporation incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

3.3     --    Certificate of Designation of the Powers, Preferences and
              Relative, Participating, Optional and Other Special Rights of 11
              1/2% Senior Exchangeable Preferred Stock and Qualifications,
              Limitations and Restrictions thereof, of Benedek Communications
              Corporation, incorporated by reference to Exhibit 3.3 to Benedek
              Communications Corporation's Registration Statement on Form S-4,
              File No. 333-56367, filed on June 9, 1998 (the "1998 S-4
              Registration Statement").

3.4     --    Certificate of Designation, Preferences and Relative,
              Participating, Optional and Other Special Rights of Series C
              Junior Discount Preferred Stock and Qualifications, Limitations
              and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
              Statement.

4.1     --    Indenture dated as of May 15, 1996 between Benedek Communications
              Corporations and United States Trust Company of New York, relating to the 13 1/4% Senior Subordinated Discount Notes due 2006,
              incorporated by reference to Exhibit 4.1 to the S-4 Registration
              Statement.

4.2     --    Form of 13 1/4% Senior Subordinated Discount Note due 2006 of
              Benedek Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4
              Registration Statement.

4.3     --    Certificate of Designation, Preferences and Relative,
              Participating, Optional and Other Special Rights of 11 1/2% Senior
              Exchangeable Preferred Stock and Qualifications, Limitations and
              Restrictions thereof (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.6 to the 1998 S-4 Registration
              Statement.

4.4     --    Certificate of Designation, Preferences and Relative,
              Participating, Optional and Other Special Rights of Series C
              Junior Discount Preferred Stock and Qualifications, Limitations
              and Restrictions thereof of Benedek Communications Corporation
              (filed as Exhibit 3.4 hereof), incorporated by reference to
              Exhibit 4.6 to the S-4 Registration Statement.

4.5     --    Warrant Agreement dated as of June 5, 1996 between Benedek
              Communications Corporation and IBJ Schroder Bank & Trust Company
              with respect to Class A Common Stock of Benedek Communications
              Corporation, incorporated by reference to Exhibit 4.7 to the S-4
              Registration Statement.

4.6     --    Form of Exchange Debenture relating to the 11 1/2% Exchange
              Debentures which may be issued, under certain circumstances, in exchange for the 11 1/2% Senior Exchangeable Preferred Stock of
              Benedek Communications Corporation, incorporated by reference to
              Exhibit 4.9 to the 1998 S-4 Registration Statement.

10.1    --    Purchase Agreement dated May 30, 1996 between Benedek
              Communications Corporation and Goldman, Sachs & Co., incorporated by reference to Exhibit 10.1 to the S-4 Registration Statement.

10.2    --    Exchange and Registration Rights Agreement dated May 30, 1996 between Benedek Communications Corporation and Goldman, Sachs &
              Co. with respect to the 13 1/4% Senior Subordinated Discount Notes due 2006 of the Registrant, incorporated by reference to Exhibit
              10.2 to the S-4 Registration Statement.

10.3    --    Purchase Agreement dated May 7, 1998 among Benedek Communications
              Corporation, TD Securities (USA) and BT Alex. Brown Incorporated,
              incorporated by reference to Exhibit 10.1 of the 1998 S-4
              Registration Statement.

10.4    --    Exchange and Registration Rights Agreement dated May 7, 1998 among Benedek Communications Corporation, TD Securities (USA)
              Inc. and BT Alex. Brown Incorporated with respect to the 11 1/2%
              Senior Exchangeable Preferred Stock of Benedek Communications
              Corporation, incorporated by reference to Exhibit 10.2 of the
              1998 S-4 Registration Statement.

10.5    --    Warrant Agreement dated as of June 5, 1996 between Benedek
              Communications Corporation and IBJ Schroder Bank & Trust Company
              (filed as Exhibit 4.8 hereof), incorporated by reference to
              Exhibit 10.5 to the S-4 Registration Statement.

10.8    --    Common Stock Registration Rights Agreement dated as of June 5,
              1996 among Benedek Communications Corporation, Goldman, Sachs &
              Co. and BT Securities Corporation, incorporated by reference to
              Exhibit 10.7 to the S-4 Registration Statement.

10.9    --    Form of Indemnity Agreement between Benedek Communications Corporation and each of its executive officers and directors, incorporated by reference to Exhibit 10.14 to the S-4 Registration Statement.

10.10   --    Employment Agreement dated as of June 6, 1996 between Benedek
              Broadcasting Corporation and A. Richard Benedek, incorporated by reference to Exhibit 10.16 to the S-4 Registration Statement.

10.11   --    Employment Agreement dated as of June 6, 1996 between Benedek
              Broadcasting Corporation and K. James Yager, incorporated by reference to Exhibit 10.17 to the S-4 Registration Statement.

*10.12  --    Employment Agreement dated as of December 31, 2000 between Benedek
              Broadcasting Corporation and K. James Yager.

*10.13  --    Employment agreement dated as of November 1, 2000 between Benedek
              Broadcasting Corporation and Keith L. Bland.

*10.14  --    Employment Agreement dated as of November 1, 2000 between Benedek
              Broadcasting Corporation and Christopher H. Cornelius.

*10.15  --    Employment agreement dated as of January 1, 2001 between Benedek
              Broadcasting Corporation and Louis J. Wall.

10.16   --    Trust Agreement dated as of September 21, 1998 among Benedek
              Broadcasting Corporation, Benedek License Corporation and Philip
              A. Jones, as trustee, incorporated by reference to Exhibit 10.26 to Benedek Communications Corporation's Annual Report on Form
              10-K for the fiscal year ended December 31, 1998 (the "1998
              10-K").

10.17   --    1999 Stock Option Plan of Benedek Communications Corporation,
              incorporated by reference to Exhibit 10.28 to the 1998 10-K.

10.18   --    Loan Agreement dated as of May 20, 1999 by and among Benedek
              Communications Corporation, as parent, Benedek Broadcasting
              Corporation, as borrower, the financial institutions signatory thereto, as lenders, and Toronto Dominion (Texas), Inc. as administrative agent and collateral agent for the lenders, with
              TD Securities (USA) Inc., as lead arranger, incorporated by reference to Exhibit 10.1 to Benedek Communications Corporation's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1999
              (the "Second Quarter 1999 10-Q").

10.19   --    First Amendment to Loan Agreement dated as of June 18, 1999 by and among Benedek Communications Corporation, as parent, Benedek
              Broadcasting Corporation, as borrower, the lenders (as defined)
              and Toronto Dominion (Texas), Inc., as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to the Second Quarter 1999 10-Q.

10.20   --    Asset Purchase Agreement dated as of November 17, 1999 between
              The Chronicle Publishing Company and Benedek Broadcasting
              Corporation, incorporated by reference to Exhibit 10.23 to
              Benedek Communications Corporation's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1999 (the "1999 10-K").

10.21   --    Escrow Agreement dated as of November 17, 1999 among The
              Chronicle Publishing Company, Benedek Broadcasting Corporation
              and Allfirst Bank, as Escrow Agent, incorporated by reference to
              Exhibit 10.24 to the 1999 10-K.

10.22   --    Asset Exchange Agreement dated as of December 10, 1999 among
              WGRC, Inc. and Benedek Broadcasting Corporation and Benedek
              License Corporation, incorporated by reference to Exhibit 10.25 to the 1999 10-K.

10.23   --    Assignment and Assumption Agreement dated as of December 10,
              1999 among WGRC, Inc. and Benedek Broadcasting Corporation and
              Benedek License Corporation, incorporated by reference to Exhibit
              10.26 to the 1999 10-K.

10.24  --     Guaranty dated as of December 10, 1999 made by LIN Television
              Corporation in favor of Benedek Broadcasting Corporation and
              Benedek License Corporation, incorporated by reference to Exhibit
              10.27 to the 1999 10-K.

10.25   --    Asset Purchase Agreement dated as of December 15, 1999 among
              ICA Broadcasting I, Ltd. and Benedek Broadcasting Corporation and
              Benedek License Corporation, incorporated by reference to Exhibit
              10.28 to the 1999 10-K.

10.26   --    Unwind Agreement regarding termination of the WMTV Trust and the related agreements dated as of February 1, 2000 among Benedek
              Broadcasting Corporation, Benedek License Corporation, the WMTV
              Trust and WMTV License Co., LLC, incorporated by reference to
              Exhibit 10.29 to the 1999 10-K.

10.27   --    Second Amendment to Loan Agreement dated as of March 22, 2000 by and among Benedek Communications Corporation, as parent,
              Benedek Broadcasting Corporation, as borrower, the lenders (as defined) and Toronto Dominion (Texas), Inc., as administrative agent and collateral agent, incorporated by reference to Exhibit
              10.1 to Benedek Communications Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 2000.

*21     --     Subsidiaries of Benedek Communications Corporation.

- --------------
     *Filed herewith

     (b) Reports on Form 8-K

     A current report on Form 8-K was filed on October 18, 2000. The report was filed pursuant to Item 5, Other Events, in order to report the registrant's announcement of its intention to commence a tender offer and consent solicitation for its senior subordinated discount notes and its intention to commence a consent solicitation with respect to its senior exchangeable preferred stock. The report included the registrant's preliminary third quarter 2000 operating results.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BENEDEK COMMUNICATIONS CORPORATION
                                                   (Registrant)


                                          By:      /s/ A. RICHARD BENEDEK
                                                 ........................

                                                  A. Richard Benedek
                                         Chairman and Chief Executive Officer


                                                            DATE: March 29, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Capacity in Which Signed                         Date
- ---------                     ------------------------                         ----
/s/ A. RICHARD BENEDEK        Chairman and Chief Executive Officer             March 29, 2001
 ..........................    (Principal Executive Officer) and
A. Richard Benedek            Director

/s/ K. JAMES YAGER            President and Director                           March 29, 2001
 ..........................
K. James Yager

/s/ MARY L. FLODIN            Senior Vice President, Treasurer and             March 29, 2001
 ..........................    Secretary (Principal Accounting Officer)
Mary L. Flodin

/s/ JAY KRIEGEL               Director                                         March 29, 2001
 ..........................
Jay Kriegel

/s/ PAUL S. GOODMAN           Director                                         March 29, 2001
 ..........................
Paul S. Goodman

/s/ EDWARD T. REILLY          Director                                         March 29, 2001
 ..........................
Edward T. Reilly

                          INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Benedek Communications Corporation and Subsidiaries
   Independent Auditor's Report...................................................... F-2
   Consolidated Balance Sheets as of December 31, 1999 and 2000...................... F-3
   Consolidated Statements of Operations for the Three Years Ended
       December 31, 2000............................................................. F-4
   Consolidated Statements of Stockholders' (Deficit) for the Three Years Ended
       December 31, 2000............................................................. F-5
   Consolidated Statements of Cash Flows for the Three Years Ended
       December 31, 2000............................................................. F-6
   Notes to Consolidated Financial Statements........................................ F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors

Benedek Communications Corporation and Subsidiaries
Hoffman Estates, Illinois

     We have audited the accompanying consolidated balance sheets of Benedek Communications Corporation and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 1998, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benedek Communications Corporation and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the years ended December 31, 1998, 1999 and 2000, in conformity with generally accepted accounting principles.

                                                     /s/ McGLADREY & PULLEN, LLP



Rockford, Illinois
February 20, 2001

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                           -------------------------------------
                                                                               1999                  2000
                                                                               ----                  ----
                                         ASSETS                                      (In thousands)
Current Assets
   Cash and cash equivalents...........................................         $    3,278           $    3,983
   Receivables
      Trade, less allowance for doubtful accounts of $683 and
         $799 for 1999 and 2000 .......................................             27,619               30,108
      Notes receivable-officers........................................                275                   15
      Other............................................................                983                  935
   Current portion of program broadcast rights.........................              5,844                5,917
   Prepaid expenses....................................................              1,979                1,957
   Deferred income taxes...............................................              1,085                1,138
                                                                         ------------------     ----------------
             Total current assets......................................             41,063               44,053
                                                                         ------------------     ----------------
Property and equipment (Note D)........................................             62,782               74,911
                                                                         ------------------     ----------------
Intangible assets (Note E).............................................            335,348              381,914
                                                                         ------------------     ----------------
Other assets
   Program broadcast rights, less current portion (Note H).............              1,270                  854
   Deferred loan costs.................................................              6,060                4,627
   Deposit on and costs of acquisitions (Note B).......................             10,294                    -
   Notes receivable-officers (Note C)..................................                720                1,702
   Other...............................................................                239                  201
                                                                         ------------------     ----------------
                                                                                    18,583                7,384
                                                                         ------------------     ----------------
                                                                               $   457,776           $  508,262
                                                                         ==================     ================
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable.................................         $    1,300            $   1,460
   Current portion of program broadcast liabilities....................              8,608                9,188
   Accounts payable and accrued expenses (Note I)......................             10,169               12,449
   Deferred revenue....................................................                579                  579
                                                                         ------------------     ----------------
             Total current liabilities.................................             20,656               23,676
                                                                         ------------------     ----------------
Long-Term Obligations
   Notes payable (Note F, G)...........................................            426,279              431,482
   Program broadcast liabilities (Note H)..............................                978                  329
   Deferred revenue....................................................              2,435                1,877
   Deferred income taxes (Note K)......................................             23,291               51,065
                                                                         ------------------     ----------------
                                                                                   452,983              484,753
                                                                         ------------------     ----------------
Senior exchangeable preferred stock, liquidation
   preference, 1999-$119,251 and 2000-$134,721 (Note F)................            122,092              139,636
                                                                         ------------------     ----------------
Seller junior discount preferred stock, liquidation preference,
     1999-$59,539 and 2000-$64,426 (Note F)............................             59,539               65,928
                                                                         ------------------     ----------------
Commitments (Note H, J, O)

Stockholders' (Deficit) (Note C, F, L)
   Common stock, Class A...............................................                  -                    -
   Common stock, Class B...............................................                 74                   74
   Additional paid-in capital..........................................           (64,296)             (66,413)
   Accumulated deficit.................................................          (132,651)            (138,733)
   Stockholder's note receivable (Note C)..............................              (621)                (659)
                                                                         ------------------     ----------------
                                                                                 (197,494)            (205,731)
                                                                         ------------------     ----------------
                                                                               $   457,776           $  508,262
                                                                         ==================     ================

   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                  ----------------------------------------------------
                                                                      1998                 1999                 2000
                                                                      ----                 ----                 ----
                                                                     (In thousands, except share and per share data)
Net revenues..................................................        $  139,833         $  140,406         $  160,086
                                                                  ---------------    ---------------    ---------------
Operating expenses:
   Selling, technical and program expenses....................            64,651             63,283             71,999
   General and administrative.................................            20,858             23,311             23,955
   Depreciation and amortization..............................            30,830             28,520             26,604
   Corporate..................................................             4,643              4,510              5,590
                                                                  ---------------    ---------------    ---------------
                                                                         120,982            119,624            128,148
                                                                  ---------------    ---------------    ---------------
Gain on sale of stations (Note B).............................                 -              6,181             61,406
                                                                  ---------------    ---------------    ---------------
           Operating income...................................            18,851             26,963             93,344
                                                                  ---------------    ---------------    ---------------
Financial income (expense):
   Interest expense:  (Note A)
       Cash interest..........................................           (26,979)           (25,285)           (28,280)
       Other interest.........................................           (17,043)           (19,040)           (20,943)
                                                                  ---------------    ---------------    ---------------
                                                                         (44,022)           (44,325)           (49,223)
   Interest income............................................               494                208                564
                                                                  ---------------    ---------------    ---------------
                                                                         (43,528)           (44,117)           (48,659)
                                                                  ---------------    ---------------    ---------------
   Income (loss) before income tax and extraordinary item.....           (24,677)           (17,154)             44,685
Income tax benefit (expense) (Note K).........................             8,052              1,377             (29,851)
                                                                  ---------------    ---------------    ---------------
   Income (loss) before extraordinary item....................           (16,625)           (15,777)             14,834
Extraordinary item, gain (loss) on early extinguishment of debt net of applicable income taxes of $8,340 and $(628) in 1999
   and 2000 (Note G)..........................................                 -            (12,510)                942
                                                                  ---------------    ---------------    ---------------
Net income (loss).............................................           (16,625)           (28,287)             15,776
Preferred stock dividends and accretion.......................           (30,855)           (18,987)            (23,933)
                                                                  ---------------    ---------------    ---------------
Net (loss) applicable to common stock.........................       $   (47,480)        $  (47,274)         $   (8,157)
                                                                  ===============    ===============    ===============
Basic and diluted (loss) per common share:
   (Loss) before extraordinary item...........................       $     (6.42)        $    (4.70)         $    (1.23)
   Extraordinary item.........................................                 -              (1.69)               0.13
                                                                  ---------------    ---------------    ---------------
   (Loss) per common share....................................       $     (6.42)        $    (6.39)         $    (1.10)
                                                                  ===============    ===============    ===============
Weighted-average common shares outstanding....................         7,400,000          7,400,000           7,400,000
                                                                  ===============    ===============    ===============



   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                  Years Ended December 31, 1998, 1999 and 2000

                                                     Additional                      Stockholder's
                                        Common        Paid-In        Accumulated         Note
                                        Stock         Capital          Deficit         Receivable       Total
                                      -----------  --------------   -------------    --------------  ----------
                                                                       (In thousands)
Balance at December 31, 1997              $  70     $ (40,192)     $ (54,786)       $       -       $ (94,908)
   Accretion to senior preferred
     stock (Note F)...............            -       (15,067)             -                -         (15,067)
   Dividends on preferred stock...            -             -        (15,789)               -         (15,789)
   Financial costs related to the
     sale of preferred stock......                     (4,339)             -                -          (4,339)
   Repurchase of initial warrants.            -          (535)             -                -            (535)
   Stock options exercised in
     exchange for stockholder
     note receivable (Note C).....            4           551              -             (555)              -
   Accrued interest on note
     receivable...................            -            33              -              (33)              -
   Net (loss).....................            -             -        (16,625)               -         (16,625)
                                       ---------   ------------    ------------     -------------   -----------
Balance at December 31, 1998              $  74     $ (59,549)     $  (87,200)      $    (588)     $ (147,263)
   Accretion to senior exchangeable
     preferred stock (Note F).....            -        (1,823)             -                -          (1,823)
   Dividends on preferred stock....           -             -        (17,164)               -         (17,164)
   Repurchase of initial warrants.            -        (2,957)             -                -          (2,957)
   Accrued interest on note
     receivable...................            -            33              -              (33)              -
   Net (loss).....................            -             -        (28,287)               -         (28,287)
                                       ---------   ------------    ------------     -------------   -----------
Balance at December 31, 1999......        $  74     $ (64,296)     $ (132,651)      $    (621)     $ (197,494)
   Accretion to senior exchangeable
     preferred stock (Note F).....            -        (2,075)              -               -          (2,075)
   Dividends on preferred stock....           -             -         (21,858)              -         (21,858)
   Repurchase of initial warrants..           -           (80)              -               -             (80)
   Accrued interest on note
     receivable...................            -            38              -              (38)              -
   Net income.....................            -             -          15,776               -          15,776
                                       ---------   ------------    ------------     -------------   -----------
Balance at December 31, 2000......        $  74     $ (66,413)     $ (138,733)      $    (659)     $ (205,731)
                                       =========   ============    ============     =============   ===========


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                            ---------------------------------------------
                                                                            1998               1999              2000
                                                                            ----               ----              ----
                                                                                         (In thousands)

Cash flows from operating activities
   Net income (loss)....................................................... $(16,625)        $(28,287)         $ 15,776
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of program broadcast rights..........................    6,758            8,127             9,015
         Depreciation and amortization.....................................   21,178           15,695            16,002
         Amortization and write-off of intangibles and deferred loan costs.   11,657           14,609            12,574
         Amortization of note discount.....................................   15,090           17,227            18,887
         Deferred income taxes.............................................   (8,317)         (10,368)           27,721
         Net gain on sale of stations......................................        -           (6,181)          (61,406)
         (Gain) loss on early extinguishment of debt.......................        -           20,850           (1,570)
   Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Receivables.......................................................     (400)          (1,504)           (2,441)
         Prepaid expenses and other........................................       36             (356)               60
         Payments on program broadcast liabilities.........................   (6,399)          (7,455)           (8,691)
         Accounts payable and accrued expenses.............................   (2,157)          (2,482)              793
         Deferred revenue..................................................     (805)            (573)             (511)
                                                                            ----------    -------------    --------------
           Net cash provided by operating activities.......................   20,016           19,302            26,209
                                                                            ----------    -------------    --------------
Cash flows from investing activities
   Purchase of property and equipment......................................   (6,295)          (7,923)           (9,314)
   Payment for acquisition of stations.....................................         -          (9,359)           (8,584)
   Deposit on and costs of acquisitions....................................         -         (10,294)                 -
   Proceeds from sale of stations..........................................         -              56             7,585
   Disbursements on notes receivable-officers, net of payments.............     (240)            (720)             (722)
   Purchase of intangibles.................................................     (199)                -                 -
   Other, net..............................................................      152              (51)              276
                                                                            ----------    -------------    --------------
           Net cash (used in) investing activities.........................   (6,582)         (28,291)          (10,759)
                                                                            ----------    -------------    --------------
Cash flows from financing activities
   Principal payments on notes payable.....................................   (4,134)        (259,453)           (3,806)
   Redemption of discount notes............................................         -          (2,591)           (9,820)
   Proceeds from issuance of senior exchangeable preferred stock...........  100,000                -                 -
   Net (payments) borrowings on long-term revolver.........................  (10,000)          58,500                 -
   Proceeds from long-term borrowing.......................................         -         220,000                 -
   Redemption of exchangeable redeemable senior preferred stock............  (92,768)                -                 -
   Repurchase of initial warrants..........................................     (535)          (2,957)              (80)
   Payment of accounts payable incurred to purchase equipment..............         -                -             (500)
   Payment of debt and senior preferred stock acquisition costs............   (4,354)          (5,523)             (539)
                                                                            ----------    -------------    --------------
           Net cash provided by (used in) financing activities.............  (11,791)           7,976           (14,745)
                                                                            ----------    -------------    --------------
           Increase (decrease) in cash and cash equivalents................    1,643           (1,013)              705
Cash and cash equivalents:
     Beginning.............................................................    2,648            4,291             3,278
                                                                            ----------    -------------    --------------
     Ending................................................................   $4,291          $ 3,278          $  3,983
                                                                            ==========    =============    ==============


                                                          (Continued)

   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                     Years Ended December 31,
                                                                             ---------------------------------------
                                                                              1998            1999            2000
                                                                              ----            ----            ----
                                                                                         (In thousands)
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest................................................   $27,055      $ 30,307       $ 26,395
  Cash payments for income taxes............................................       152           679          2,672
                                                                             ==========    ==========    ===========
Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights...................................   $ 6,169       $ 8,186       $  8,100
  Purchase of equipment on accounts payable.................................         -           500            419
  Notes payable incurred for purchase of property and equipment.............     2,943         4,140          1,672
  Equipment acquired by barter transactions.................................       909           221            252
  Dividends accrued on preferred stock......................................    15,789        17,164         21,858
  Stock option exercised in exchange for note receivable....................       555             -              -
  Accrued interest on note receivable stockholder added to
     additional paid-in capital.............................................        33            33             38
  Accretion to senior preferred stock.......................................    15,067         1,823          2,075
                                                                             ==========    ==========    ===========
Acquisition of stations:
  Property and equipment acquired at fair market value......................     $   -      $  6,238       $ 25,693
  Intangible assets acquired ...............................................         -        27,376        117,426
  Program broadcast rights acquired.........................................         -         1,115            931
  Program broadcast liabilities assumed.....................................         -        (1,115)          (868)
  Other, net................................................................         -            17         (1,343)
                                                                             ----------    ----------    -----------
                                                                                     -        33,631        141,839
  Less:  Fair value of assets swapped.......................................         -       (24,272)      (122,961)
                                                                             ----------    ----------    -----------
  Cash purchase price, including fees paid..................................         -         9,359         18,878
  Less:  Deposits and costs paid in prior year..............................         -             -        (10,294)
                                                                             ----------    ----------    -----------
  Payment for acquisition of stations.......................................     $   -      $  9,359       $  8,584
                                                                             ==========    ==========    ===========
Sale of stations:
  Property and equipment sold...............................................     $   -      $  3,076       $  8,876
  Intangible assets sold....................................................         -         8,101         60,258
  Program broadcast rights sold.............................................         -           136            358
  Program broadcast liabilities transferred.................................         -          (145)          (345)
  Other, net................................................................         -             -            (74)
                                                                             ----------    ----------    -----------
                                                                                     -        11,168         69,073
  Gain recognized on sale of stations.......................................         -        13,101         61,406
                                                                             ----------    ----------    -----------
                                                                                     -        24,269        130,479
  Less:  Fair value of assets swapped.......................................         -       (24,272)      (122,961)
  Fees paid on sales, prior year............................................         -            59             67
                                                                             ----------    ----------    -----------
  Proceeds from sale of station net of fees paid............................     $   -        $   56       $  7,585
                                                                             ==========    ==========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Note A) - Nature of Business, Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

     Benedek Communications Corporation ("the Company") is a holding company with minimal operations other than from its wholly owned subsidiary, Benedek Broadcasting Corporation ("Benedek Broadcasting"). Benedek Broadcasting owns and operates twenty-three television stations (the "Stations") located throughout the United States. The Company's revenues are derived primarily from the sale of advertising time and, to a modest extent from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The Stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary, Benedek Broadcasting. Benedek Broadcasting consists of the Stations and three wholly owned subsidiaries, Benedek License Corporation, Benedek Cable, Inc. and Benedek Interactive Media, LLC ("BIM"). All significant intercompany items and transactions have been eliminated in consolidation.

     BIM was formed in December 1999 to provide consistent, high quality website services to the Stations. During 2000, BIM was in the process of developing the websites for public distribution. BIM has minimal assets and had no effect on operations in either 1999 or 2000.

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

(3) Revenues

     Revenue related to the sale of advertising is recognized at the time of broadcast. Net revenues are shown net of agency and national representatives' commissions.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Deferred revenues primarily relate to compensation paid by the network at the inception of the network affiliation agreement. This revenue is being recognized prorata over ten years until 2005, on a straight-line method.

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

     Acquisition costs are amounts incurred in connection with acquiring additional television stations. Costs incurred in connection with acquisitions, which are not consummated, are expensed at the point in time when the negotiation on the acquisition ceases. The acquisition costs related to successful acquisitions are treated as part of the purchase price and are allocated to the assets purchased.

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

     Gains and losses on the disposition of property and equipment in the normal course of business are insignificant and are included in depreciation and amortization on the consolidated statement of operations.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

     The Company self-insures for health benefits, which are provided to all full-time employees with specified periods of service. Insurance coverage is maintained by the Company for claims in excess of specific and annual aggregate limits.

     The Company has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion No. 25.

(11)  Earnings (loss) per common share

     Basic per-share amounts are computed by dividing net income adjusted for preferred stock dividends declared and accretion (the numerator) by the weighted-average number of common shares outstanding (the denominator). Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has no present dilutive per-share amounts, since the inclusion of the Initial Warrants (as defined) and stock options would have been anti-dilutive for the periods presented.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(12)  Interest rate cap agreement

     Interest rate cap agreements are used to manage interest rate exposure by hedging certain liabilities. Income and expense are accrued under the terms of the agreement based on the expected settlement payments and are recorded as a component of interest income or expense.

(13)  Reclassifications

Certain amounts in the consolidated financial statements for the years ended December 31, 1998 and 1999 have been reclassified to conform to the classification adopted for the year ended December 31, 2000. These reclassifications had no effect on the 1998 or 1999 net loss.

(Note B) - Acquisition and Sale of Stations

     On December 30, 1998, the Company entered into an Asset Exchange Agreement with The Ackerley Group, Inc. ("Ackerley") pursuant to which the Company exchanged the television broadcast assets of KCOY-TV, in Santa Maria, California, for the television broadcast assets of KKTV, Ackerley's station in Colorado Springs, Colorado (the "1999 Swap"). Both KCOY-TV and KKTV are CBS affiliates. The exchange was completed on May 1, 1999, upon which the Company paid $9,000,000 to Ackerley as further consideration in accordance with the agreement.

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

     The total purchase price for KKTV was approximately $33,631,000, which consisted of the fair market value of the KCOY-TV assets of $24,272,000, a cash payment of $9,000,000, and fees and costs of the transaction of $359,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair values as of the closing date. The excess of the purchase price over the net assets received from the acquisition is being amortized on the straight-line method over a period of 40 years.

     A gain of approximately $13,323,000 was recorded to reflect the sale of KCOY-TV. This gain consisted of the fair market value of the KCOY-TV assets of $24,272,000 less their book value of $10,732,000 and fees of $217,000.

     During September 1999, a loss in the amount of approximately $222,000 was recorded to reflect the sale of KTVS-TV, Sterling, Colorado, which was a satellite operation of KGWN-TV, Cheyenne, Wyoming. The Company sold KTVS-TV since KTVS-TV is outside of the KGWN-TV designated market area.

     On November 19, 1999, the Company entered into an Asset Purchase Agreement with The Chronicle Publishing Company ("Chronicle") and on December 10, 1999, the Company entered into an Asset Exchange Agreement with WGRC, Inc. ("WGRC"). Pursuant to these agreements, WGRC acquired the television broadcast assets of WOWT-TV and KAKE-TV, Chronicle's television stations in Omaha, Nebraska and Wichita, Kansas, respectively, and then immediately transferred the same to the Company

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES in exchange for the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts (the "2000 Swap"). The exchange was completed on March 31, 2000, upon which the Company paid $18,000,000 to WGRC as further consideration in accordance with the agreements. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below.

     The exchange was recorded as a separate sale and acquisition of stations, with the acquisition of KAKE-TV and WOWT-TV accounted for under the purchase method of accounting. Accordingly, the results of the operations for KAKE-TV and WOWT-TV are included in the Company's consolidated financial statements since the date of acquisition, March 31, 2000.

     The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $141,839,000, which consisted of the fair market value of the WWLP-TV assets of $122,961,000, a cash payment of $18,000,000 and fees and costs of the transaction of approximately $878,000. The purchase price has been allocated to acquired assets and liabilities based on their relative fair market values as of the closing date.

     A gain of approximately $61,144,000 was recorded to reflect the disposition of WWLP-TV. The gain consisted of the fair market value of the WWLP-TV assets of $122,961,000 less their book value of $61,431,000 and fees of $386,000.

     On December 15, 1999, the Company entered into an Asset Purchase Agreement with ICA Broadcasting I, Ltd. ("ICA") pursuant to which the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA for a cash payment of $8,000,000 on March 21, 2000 (the "2000 Sale"). A gain of approximately $262,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the $8,000,000 sale price over the book value of the assets of $7,642,000 less fees of the transaction. The Company wrote down the KOSA-TV assets during 1999 by $6,920,000, as a result of the signing of the Asset Purchase Agreement with ICA, which contemplated the sale.

     The unaudited pro forma results of operations and earnings per share for the years ended December 31, 1998 and 1999, assuming the 1999 Swap had occurred on January 1, 1998 and 1999, are presented in the table below. The unaudited pro forma results of operations and earnings per share for the years ended December 31, 1999 and 2000, assuming the 1999 Swap, 2000 Swap and 2000 Sale had occurred on January 1, 1999 and 2000, are also presented in the table below.

                                                                               1999 Swap, 2000 Swap
                                                1999 Swap                          And 2000 Sale
                                     --------------------------------     --------------------------------
                                         1998              1999               1999              2000
                                         ----              ----               ----              ----
                                                    (In thousands, except per share data)
Net revenue........................   $   144,209       $   139,613        $   153,355      $   163,554
                                     --------------    --------------     --------------    --------------
(Loss) before extraordinary
       item........................       (16,542)          (23,907)           (19,308)          (13,262)
Extraordinary item.................             -           (12,510)           (12,510)              942
                                     --------------    --------------     --------------    --------------
Net (loss).........................     $ (16,542)        $ (36,417)         $ (31,818)        $ (12,320)
                                     ==============    ==============     ==============    ==============
Basic and diluted (loss) per
   common share:
   (Loss) before extraordinary
       item........................      $  (6.41)         $  (5.80)          $  (5.18)         $  (5.03)
   Extraordinary item..............             -             (1.69)             (1.69)             0.13
                                     --------------    --------------     --------------    --------------
   (Loss) per common share.........      $  (6.41)         $  (7.49)          $  (6.87)         $  (4.90)
                                     ==============    ==============     ==============    ==============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The pro forma results of operations and earnings per share for the 1999 Swap for the years ended December 31, 1998 and 1999 refer to the operating results of KKTV and KCOY-TV as if such stations were owned or sold by the Company on January 1, 1998 and 1999, with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the disposition of KCOY-TV for either period presented.

     The pro forma results of operations and earnings per share for the 1999 Swap, 2000 Swap and 2000 Sale for the years ended December 31, 1999 and 2000 refer to the operating results of KKTV, KAKE-TV and WOWT-TV as if such stations were owned, and to KCOY-TV, WWLP-TV and KOSA-TV as if such stations were sold, by the Company on January 1, 1999 and 2000, with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the disposition of KCOY-TV, WWLP-TV and KOSA-TV, nor the write down of KOSA-TV's assets in contemplation of the sale, for either period presented.

     The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of the stations.

(Note C) - Related Party Transactions and 1999 Stock Option Plan

Stock Option Agreements

     In 1998, a key employee exercised all outstanding options granted to him under a stock-based compensation plan for the employee. A total of 370,000 options had been outstanding and exercisable at January 1, 1998 and were all exercised in 1998 at a price of $1.50 per share, which was reduced in 1998 from $3.22 per share based on an independent appraisal. The Company loaned the key employee the funds necessary to pay for the shares under a note which bears interest at 5.93% and is due on December 31, 2007. This recourse note, which is a personal obligation of the employee, is collateralized by the stock, which was issued upon exercise of the option, and is classified as a negative equity account in the accompanying consolidated balance sheets.

     In December 1998, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "Plan") whereby from time to time on or before December 31, 2008, options to purchase shares of Class B common stock may be granted to employees, directors or consultants and advisors of the Company and its subsidiaries. The aggregate number of shares of common stock, which may be purchased pursuant to options granted at any time under the Plan, shall not exceed 240,000. The purchase price per share shall be the fair market value, as defined by the Plan, or an amount determined by the Board. If options are granted to an employee who, at the time of the grant, owns more than ten percent of the voting stock of the Company, the purchase price per share shall be at least one hundred and ten percent of the fair market value, as defined by the Plan. The vesting period of options granted under the Plan are determined by the Board. The maximum term options may be outstanding under the plan is ten years.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     A summary of the status of the Plan at December 31, 1999 and 2000 and changes during the years then ended is as follows:

                                                  1999                                 2000
                                     --------------------------------     --------------------------------
                                                         Exercise                               Exercise
                                        Shares             Price               Shares             Price
                                        ------             -----               ------             -----
Outstanding at beginning of year...              -     $       -               165,000          $  15.00
Granted............................        165,000         15.00                     -                 -
 Exercised.........................              -             -                     -                 -
Forfeited..........................              -             -              (105,000)            15.00
                                     --------------                         -----------
Outstanding at end of year.........        165,000         15.00                60,000             15.00
                                     ==============        =====            ===========            =====
 Exercisable at end of year........              -     $       -                  6,000         $  15.00
                                     ==============    =========            ===========       ===========

     The remaining contractual life of the options outstanding at December 31, 2000 is eight years.

     As permitted under generally accepted accounting principles, the Company accounts for the employee options under the provisions of APB Opinion No. 25 and its related interpretations. Accordingly, no compensation cost has been recognized for the grant of the options. Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, the reported net income (loss) and basic and diluted (loss) per common share for the years ended December 31, 1999 and 2000 would have been $(28,395) and $(6.40), and $15,805 and $(1.10), respectively. In determining the pro forma amounts, the fair value per share for each option was estimated to be $6.61 at the grant date by using the Black-Scholes option-pricing model with the following assumptions: no dividends will be paid on the Class B common stock; a risk-free interest rate of 4.44%; an expected life of five years; and an expected price volatility of 43.0%. In 1998 there would have been no effect on the reported net (loss) and basic and diluted (loss) per common share determined by the fair value method.

     On January 1, 2001, an additional 75,000 options were granted under the Plan at an exercise price of $27.00 per share.

Director Fees

     The Company paid fees of approximately $601,000, $871,000 and $896,000 during the years ended December 31, 1998, 1999 and 2000, respectively, to the law firm of Shack & Siegel, P.C. A partner of Shack & Siegel, P.C. serves as a director to the Company.

Notes Receivable-Officers

     During 1999 and 2000 the Company issued loans to various officers of the Company for which the total amounts receivable as of December 31, 1999 and 2000 were $995,000 and $1,717,000, respectively. These notes bear interest at rates ranging from 4.74% to 6.27% and have due dates ranging from May 1, 2001 to December 31, 2003. These notes are personal obligations of the applicable officer and have been issued with recourse.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note D) - Property and Equipment

Property and equipment consists of the following:

                                                                    December 31,
                                                            -----------------------------
                                                               1999             2000
                                                               ----             ----
                                                                   (In thousands)
Land and improvements................................           $ 6,741          $ 7,182
Buildings and improvements...........................            33,498           35,083
Towers...............................................            16,199           17,493
Transmission and studio equipment....................            77,512           81,179
Office equipment.....................................            10,269           12,101
Transportation equipment.............................             3,296            4,308
Construction in progress.............................             3,457            6,167
                                                            ------------     ------------
                                                                150,972          163,513
Less accumulated depreciation and amortization.......            88,190           88,602
                                                            ------------     ------------
                                                                $62,782          $74,911
                                                            ============     ============

(Note E) - Intangible Assets

     Intangible assets consist of the following:

                                                                   December 31,
                                                          -------------------------------
                                                              1999              2000
                                                              ----              ----
                                                                  (In thousands)
Goodwill.............................................         $ 148,944        $ 115,797
FCC licenses.........................................           127,313          173,882
Network affiliations.................................            58,348           90,874
Other................................................               743            1,361
                                                          --------------    -------------
                                                              $ 335,348        $ 381,914
                                                          ==============    =============

     Intangible assets are recorded net of accumulated amortization of $58,791,000 and $54,830,000 as of December 31, 1999 and 2000, respectively. In addition to the $6,920,000 lower of cost or market adjustment on KOSA-TV as discussed in (Note B), during 1999 the Company also wrote down certain Stations' goodwill and FCC licenses which were determined to have been impaired based on the Company's estimate of fair value using discounted future cash flows. The write down of approximately $2,762,000 is included in depreciation and amortization on the consolidated statement of operations.

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The Original Senior Preferred Stock and the contingent warrants were redeemed in June 1998 from the proceeds of the Company's May 14, 1998 issuance of 100,000 shares of 11.5% Senior Exchangeable Preferred Stock (the "Senior Preferred Stock"), with an initial liquidation preference equal to proceeds received of $100,000,000.

     The Company used approximately $92,800,000 of the net proceeds from the issuance of the Senior Preferred Stock to redeem the Original Senior Preferred Stock (including approximately $12,100,000 representing premiums relating to the redemption). The balance of the proceeds were used to pay fees related to the transaction and for general corporate purposes, including the reduction of a portion of Benedek Broadcasting's Credit Facility (hereinafter defined).

     Dividends on the Senior Preferred Stock are cumulative and payable quarterly commencing August 15, 1998 at a rate of 11.5% of the then effective liquidation preference per share. The Company, at its option, may pay dividends on any dividend payment date occurring on or before May 15, 2003 either in cash or by adding such dividends to the then effective liquidation preference. The Company has been adding the dividends to the liquidation preference from the issuance date through December 31, 2000. The Senior Preferred Stock is not redeemable until May 15, 2003 at which time cash dividends are required to be paid at a rate of 11.5% of the then effective liquidation preference per share. Thereafter, the Company has the option to redeem these shares in whole or in part at predetermined redemption prices. The Senior Preferred Stock contains various restrictive covenants relating to limitations on dividends, transactions with affiliates, further issuance of debt, and the sales of assets, among other things. Notwithstanding the foregoing, until May 15, 2001, in the event of a public equity offering, a Required Disposition (as defined) or other specified circumstances, the Company may redeem up to 25.0% of the initial liquidation preference at 111.5% of the then effective liquidation preference, provided at least $75,000,000 in liquidation preference remains outstanding.

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

Junior Preferred Stock

     In 1996, the Company issued 450,000 shares of Seller Junior Discount Preferred Stock due July 1, 2008 (the "Junior Preferred Stock") with an aggregate liquidation preference equal to the proceeds of $45,000,000. Dividends are payable to the holders of the Junior Preferred Stock at 7.92% per annum, cumulative until the fifth anniversary of the issuance thereof and thereafter at increasing rates up to 18%. The dividends on the Junior Preferred Stock are cumulative and were being accrued at the initial rate of 7.92% through September 30, 2000, since it was the Company's intention to redeem the Junior Preferred Stock prior to the fifth anniversary. During October 2000, the Company determined that redemption of the Junior Preferred Stock would most likely occur subsequent to the fifth anniversary. Accordingly, the Company began to accrue dividends in October 2000 under the effective cost method on a prospective basis based on the carrying value at October 1, 2000 to the liquidation preference at July 1, 2008. The effect of this change was to increase the loss per common share for the year ended December 31, 2000

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES by $(0.20). The change had no effect on income before extraordinary item or net income. Prior to June 5, 2001, dividend payments on the Junior Preferred Stock are not permitted to be made in cash and instead will be added automatically to the liquidation preference and as a result will be deemed paid in full.

     The Junior Preferred Stock is subject to mandatory redemption in whole on July 1, 2008 and the Company has the option to redeem these shares in whole or in part at a price equal to the sum of the liquidation value per share plus an amount equal to all accumulated and unpaid dividends per share to the date of redemption.

     The following table summarizes these activities from December 31, 1998 through December 31, 2000 as follows:

                                                                 Senior            Junior
                                                                Preferred         Preferred
                                                                  Stock             Stock
                                                              --------------    --------------
                                                                      (In thousands)
Balance at December 31, 1998............................          $ 107,596          $ 55,048
    Accrued dividends...................................             12,673             4,491
    Accretion of redemption prepayment premium..........              1,823                 -
                                                              --------------    --------------
Balance at December 31, 1999............................            122,092            59,539
    Accrued dividends...................................             15,469             6,389
    Accretion of redemption prepayment premium..........              2,075                 -
                                                              --------------    --------------
Balance at December 31, 2000............................           $139,636          $ 65,928
                                                              ==============    ==============

Initial Warrants

     At December 31, 1999 and 2000, there were 365,000 and 345,000 of outstanding Initial Warrants, respectively, which expire July 1, 2007. Each Initial Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $0.01 per share. The value of the Initial Warrants at the date of issuance was $9,000,000, which was allocated to paid-in capital. During October 1998, September 1999 and December 2000, the Company redeemed 50,000, 185,000 and 20,000 of the outstanding Initial Warrants for $535,000, $2,957,000 and $80,000, respectively.

Discount Notes

     In June 1996, the Company issued Senior Subordinated Discount Notes due 2006 (the "Discount Notes") in the principal amount of $170,000,000. These Discount Notes were issued at a discount of $79,822,000, which generated gross proceeds of $90,178,000. The Discount Notes mature on May 15, 2006 and yield 13.25% per annum with no cash interest accruing prior to May 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually, commencing November 15, 2001. See (Note G) for covenants under the Credit Facility which may block the payment of interest. On or after May 15, 2000, the Discount Notes are redeemable at the option of the Company, in whole or in part, at predetermined redemption prices and under specified conditions. The Discount Notes are subordinated to all other senior debt of the Company. The Discount Notes contain various restrictive covenants. The Discount Notes were exchanged for Discount Notes registered with the Securities and Exchange Commission pursuant to a registration statement declared effective in October 1996. At December 31, 1999 and 2000 the accreted value of the notes was $140,049,000 and $147,546,000, respectively. The outstanding face value at December 31, 1999 and 2000 was $167,000,000 and $154,670,000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     Since the Company derives all of its operating income and cash flow from Benedek Broadcasting, the Company's ability to pay its obligations, including
(i) interest on and principal of the Discount Notes, (ii) redemption of and cash dividends on the Senior Preferred Stock, and (iii) redemption of and cash dividends on the Junior Preferred Stock, will be dependent primarily upon receiving dividends and other payments or advances from Benedek Broadcasting. Benedek Broadcasting is a separate and distinct legal entity and has no legal obligation, contingent or otherwise, to pay any amount to the Company or to make funds available to the Company for debt service or any other obligation.

(Note G) - Long Term Debt

(1)    Notes payable

Term Loans and Revolver

     On May 20, 1999, the Company borrowed $275,000,000 against a credit facility (the "Credit Facility"), which was amended as of June 18, 1999 and March 22, 2000, with an aggregate borrowing limit of $310,000,000. The proceeds were used by the Company to finance the tender offer of its 11.875% Senior Secured Notes due 2005 (the "Notes") and extinguish the then existing credit agreement.

     The Credit Facility includes a $220,000,000 term loan (the "Term Loan") and a $90,000,000 revolver (the "Revolver") of which approximately $29,200,000 was available at December 31, 2000. The term loan bears interest, at the Company's option, at a base rate plus 2.25% or at a LIBOR rate plus 3.25%. The revolver bears interest, at the Company's option, at a base rate plus 1.00% to 1.75% or at a LIBOR rate plus 2.00% to 2.75%. The margins above the base rate and the LIBOR rate at which the revolver bears interest is reduced when certain leverage ratios decrease. The interest rate on the Term Loan was 10.02% and the interest rates on the Revolver ranged from 9.30% to 9.52% at December 31, 2000. The unused portion of the Revolver is subject to a commitment fee ranging from 0.75% per annum to 0.375% per annum based on certain leverage ratios.

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

     The commitment under the Revolver will be permanently reduced over the period from June 2002 to maturity in 2007. In addition, the commitment under the Revolver will be permanently reduced in certain circumstances including upon the sale of certain assets and the issuance of certain debt or equity securities and with excess cash flow. The Company has the right to pay down the Revolver without penalty in increments of $1,000,000.

     The Credit Facility contains certain financial covenants, including, but not limited to, covenants related to interest coverage, total and senior leverage ratios and fixed charge ratio. In addition, the Credit Facility contains other affirmative and negative covenants relating to, among other things, liens, payments on other debt, restricted junior payments (excluding distributions from Benedek Broadcasting to the Company), transactions with affiliates, mergers and acquisitions, sales of assets, guarantees and investments. The Credit Facility contains customary events of default for highly-leveraged financings,

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES including certain changes in ownership or control of the Company. The Credit Facility is secured by the Company's present and future property and assets and the common stock of Benedek License Corporation.

Other Notes

   Other notes payable consist of multiple financing agreements requiring monthly payments including interest from 2.9% to 15.6% on notes maturing from 2001 through 2018 that are collateralized by various assets of the Company.

     Notes payable consist of the following:

                                                                     December 31,
                                                         -----------------------------------
                                                            1999                 2000
                                                            ----                 ----
                                                                  (In thousands)
 Revolver......................................             $   58,500           $   58,500
 Term Loan.....................................                220,000              220,000
 Discount Notes - see (Note F) for terms.......                140,049              147,546
 Other.........................................                  9,030                6,896
                                                         -------------        -------------
                                                               427,579              432,942
 Less current maturities.......................                  1,300                1,460
                                                         -------------        -------------
                                                            $  426,279           $  431,482
                                                         =============        =============

     At December 31, 2000, the notes provide for annual reductions as follows:


Year Ending December 31,
- ------------------------
                                              (In thousands)

2001.....................................         $    1,460
2002.....................................              3,704
2003.....................................              2,943
2004.....................................             11,799
2005.....................................             24,476
Thereafter...............................            388,560
                                              ---------------
                                                    $ 432,942
                                              ===============

         The Company leases its premises in Harrisonburg, Virginia under a capital lease. The Company has the option to purchase the premises upon written notice to the landlord at any time during the 20-year term, which expires April 27, 2018. At December 31, 2000, the option purchase price was $1,464,000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(2)      Other Financing Matters

     Under the Company's current Credit Facility, effective June 2001 when cash interest starts to accrue on the Discount Notes, the Discount Notes will be included in the calculation of the leverage and interest coverage ratios. As a result the Company will not be in compliance with the current Credit Facility which, among other things, would allow the lenders to block payment of interest on the Discount Notes.

         The Company has begun discussions with the lenders under the Credit Facility concerning the terms of an amendment, which would enable the Company to remain in compliance with the provisions of the Credit Facility and permit the payment of cash interest on the Discount Notes. Such an amendment will require the Company to reduce the amount of its indebtedness and thereby improve the Company's leverage, interest coverage and fixed charge ratios. Such debt reduction may be accomplished through asset sales or other means, which the Company is actively pursuing. While there can be no assurance, the Company believes that the results of the course of action it is currently pursuing will enable the Company to pay the cash interest on the Discount Notes in November 2000 or otherwise refinance or modify such securities so as to avoid any default thereunder or under a revised credit facility.

 (3)   Interest Rate Cap

     During August 1999, in accordance with certain covenants of the Credit Facility, the Company entered into an interest rate cap agreement which matures in September 2001, to reduce the impact of changes in interest rates on its floating-rate long-term debt. That agreement effectively entitles the Company to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates ("settlement rate") for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of December 31, 2000, the settlement rate was 6.67%. The $168,000 premium paid for this interest rate cap is being amortized ratably to interest expense over the 24-month term of the cap, and is reported as an other asset in the accompanying consolidated balance sheets. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty on the interest rate cap, management does not expect nonperformance by the counterparty.

(4)    Gain (Loss) on Extinguishment of Debt

     On April 16, 1999, the Company commenced a tender offer and consent solicitation (the "Offer") for any and all of the $135,000,000 in outstanding principal amount of the Notes. The total consideration for each of $1,000 principal of Notes was $1,105.78 which consisted of the Offer price per $1,000 principal of Notes of $1,075.78 and a consent payment of $30 per $1,000 principal amount of the Notes.

     On May 20, 1999, the Company redeemed all of the outstanding Notes. The offer was financed through the Credit Facility. A total of $12,510,000 (net of $8,340,000 of applicable income taxes) was reflected as a loss on the early extinguishment of debt which was comprised of prepayment premiums, consent payments, expenses of the transaction and a write-off of unamortized fees associated with the Notes and the then existing credit agreement.

     During July 1999, the Company retired a portion of its Discount Notes with a face amount of $3,000,000. The Discount Notes had an accreted value of $2,371,000 and were purchased for a total of $2,591,000, which includes a premium payment for early retirement. The premium payment, totaling $220,000, is included in other interest expense.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Throughout 2000 the Company retired portions of its Discount Notes with a total face amount of $12,330,000. The Discount Notes had an accreted value of $11,390,000 and were purchased for a total of $9,820,000. A total of $942,000 (net of $628,000 of applicable income taxes) was reflected as a gain on the early extinguishment of debt.

(Note H) - Program Broadcast Rights and Liabilities

Program broadcast rights and program broadcast liabilities consist of the following:

                                                             Program            Program
                                                            Broadcast          Broadcast
                                                             Rights           Liabilities
                                                          --------------     ---------------
                                                                   (In thousands)

Balance at December 31, 1998.........................          $  6,076            $  7,885
     Contracts acquired..............................             8,186               8,186
     Net addition due to station swap (Note B).......               979                 970
     Amortization....................................            (8,127)                  -
     Payments........................................                -               (7,455)
                                                              ---------      ---------------
Balance at December 31, 1999.........................             7,114               9,586
     Contracts acquired..............................             8,100               8,100
     Net addition due to station swap and sale
       (Note B)......................................               572                 522
     Amortization....................................            (9,015)                  -
     Payments........................................                 -              (8,691)
                                                            -----------      ---------------
Balance at December 31, 2000.........................          $  6,771            $  9,517
                                                            ===========      ===============

The current maturities of program broadcast liabilities consist of the following:

                                                                   December 31,
                                                        ------------------------------------
                                                             1999                2000
                                                             ----                ----
                                                                  (In thousands)

Program contracts, due in varying installments........         $  9,586            $  9,517
Less current maturities...............................           (8,608)             (9,188)
                                                        ----------------    ----------------
Long-term portion.....................................          $   978             $   329
                                                        ================    ================

The maturities of the contracts are as follows at December 31, 2000:


         Year Ending December 31,
         ------------------------

                                                                             (In thousands)

        2001.......................................................             $    9,188
        2002.......................................................                    280
        2003.......................................................                     49
                                                                         ------------------
                                                                                $    9,517
                                                                         ==================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     In addition, the Company has entered into noncancellable commitments for future program broadcast rights aggregating approximately $16,779,000 as of December 31, 2000 with future payments as follows:


              Year Ending December 31,
              ------------------------
                                                                                  (In thousands)
             2001.....................................                               $    2,650
             2002.....................................                                    6,076
             2003.....................................                                    3,063
             2004.....................................                                    2,800
             2005.....................................                                    1,769
             Thereafter...............................                                      421
                                                                             -------------------
                                                                                     $   16,779
                                                                              ===================

(Note I) - Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                                               December 31,
                                                                    -----------------------------------
                                                                         1999                   2000
                                                                         ----                   ----
                                                                              (In thousands)
             Trade payables...................................            $  3,404            $  1,553
             Barter, net......................................                 271                 279
             Compensation and benefits........................               3,921               5,757
             Interest.........................................                 601               2,486
             Other............................................               1,972               2,374
                                                                    ---------------    ----------------
                                                                         $  10,169           $  12,449
                                                                    ===============    ================

(Note J) - Leases

     The Company leases land, office space and office and transportation equipment under agreements which expire from 2001 through 2007 and require various minimum annual rentals. The leases also require payment of the normal maintenance, real estate taxes and insurance on the properties.

     The Company has the option to purchase its leased premises in Casper, Wyoming upon written notice to the landlord at any time during the 10-year term, which expires March 5, 2007. At December 31, 2000, the option purchase price was $421,000, which increases each year through 2002 by six percent and each year thereafter by three percent of the original option purchase price.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The approximate total minimum rental commitments at December 31, 2000 under these leases are due as follows:

          Year Ending December 31,                                                 (In thousands)
        ------------------------
        2001.....................................                                     $    1,432
        2002.....................................                                          1,252
        2003.....................................                                            990
        2004.....................................                                            789
        2005.....................................                                            620
        Thereafter...............................                                            278
                                                                               ------------------
                                                                                      $    5,361
                                                                               ==================

     Total rental expense under these agreements and other monthly rentals for the years ended 1998, 1999 and 2000 was approximately $1,244,000, $1,127,000 and $1,129,000, respectively.

     The Company is a lessor of certain portions of its real property to various organizations. Total rental income under these agreements for the years ended 1998, 1999 and 2000 was approximately $990,000, $1,000,000 and $1,031,000, respectively.

(Note K) - Income Tax Matters

     On June 6, 1996 when the Company changed tax status from an S corporation to a C corporation, the accumulated deficit of $41,073,000, which existed on that date, was reclassified to additional paid-in capital.

     The deferred tax assets and liabilities consist of the following components for the Company:

                                                                           December 31,
                                                                    ----------------------------
                                                                      1999               2000
                                                                      ----               ----
                                                                          (In thousands)
Deferred tax assets:
   Loss and tax credit carryforwards.....................              $ 10,458           $  5,838
   Receivable allowances and accruals....................                 1,085              1,138
   Network agreements....................................                 1,205                973
   Original issue discount...............................                20,585             26,200
                                                                 ---------------    ---------------
                                                                         33,333             34,149
                                                                 ---------------    ---------------
Deferred tax liabilities:
   Property and equipment................................                 6,788              5,596
   Intangibles...........................................                48,751             78,480
                                                                 ---------------    ---------------
                                                                         55,539             84,076
                                                                 ---------------    ---------------
   Net deferred tax liability............................              $(22,206)          $(49,927)
                                                                 ===============    ===============

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The total income tax benefit (expense) for the years ended December 31, 1998, 1999 and 2000 was $8,052, $9,717 and $(30,479), respectively. Those amounts have been allocated to the following financial statement items:

                                              1998               1999                2000
                                            --------          ---------            --------
                                                             (In thousands)
Income (loss) from continuing
 operations .........................           $ 8,052           $   1,377          $ (29,851)
Extraordinary item...................                 -               8,340               (628)
                                          -------------     ---------------     --------------
                                               $  8,052           $   9,717          $ (30,479)
                                          =============     ===============     ==============


     The income tax benefit (expense) related to continuing operations before income taxes and the extraordinary item for the Company consisted of the following:

                                                1998               1999                2000
                                              --------           --------            --------
                                                             (In thousands)
Current tax expense..................           $  (265)           $   (651)         $  (2,758)
Deferred tax benefit (expense).......             8,317               2,028            (27,093)
                                          -------------     ---------------     --------------
                                               $  8,052           $   1,377          $ (29,851)
                                          =============     ===============     ==============

     Under the provisions of the Internal Revenue Code, the Company and its subsidiaries have approximately $9,787,000 of net operating loss carryforwards, which expire in 2019 that are available to offset future tax liabilities.

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate on income (loss) from continuing operations is as follows:

                                                                       December 31,
                                                       --------------------------------------------
                                                          1998             1999             2000
                                                       ----------       ----------       ----------
Computed "expected" income tax (benefit)
 expense .........................................       (35.0)%          (35.0)%           35.0%
Increase (decrease) resulting from:
    State income taxes, net of federal effect.....        (5.0)            (5.0)             5.0
    Nondeductible amortization and expenses.......         7.7             12.7              3.8
    Nondeductible goodwill disposed of in swap
      and sale of stations........................           -             16.1             22.7
    Other, net....................................        (0.3)             3.2              0.3
                                                       ----------       ----------       ----------

Effective tax rate................................       (32.6)%           (8.0)%           66.8%
                                                       ==========       ==========       ==========

     The tax effect related to the extraordinary item (Note G) is deferred and it approximates the statutory U.S. tax rate.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note L) - Preferred and Common Stock

     The Board of Directors of the Company has authorized 2,500,000 shares of preferred stock of which 550,000 was issued and outstanding as of December 31, 2000. The Board has the right and ability to set the terms and preferences of the preferred stock. The Board has not set the terms and preferences of the remaining 1,950,000 unissued shares.

     The following table summarizes common stock:

                                                                                    December 31,
                                                                         ------------------------------------
                                                                               1999                2000
                                                                               ----                ----
 Common stock, Class A par value $0.01, one vote per share
    Authorized shares............................................              10,000,000         10,000,000
    Issued and outstanding shares................................                    None               None

 Common stock, Class B par value $0.01, ten votes per share, convertible into Class A common stock at a ratio of 1:1
    Authorized shares............................................              10,000,000         10,000,000
    Issued and outstanding shares................................               7,400,000          7,400,000

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

     The following table shows the carrying amounts and estimated fair values of other financial instrument liabilities at December 31, 1999 and 2000:

                                                         1999                                 2000
                                           --------------------------------     --------------------------------
                                             Carrying           Estimated          Carrying          Estimated
                                              Amount           Fair Value           Amount          Fair Value
                                           --------------     -------------     ---------------    -------------
                                                                      (In thousands)
Program broadcast liabilities.......            $  9,586           $  9,081           $  9,517          $  9,081
Other notes payable.................               9,030              9,030              6,896             6,896
Discount Notes......................             140,049            152,387            147,546           119,096
Senior Preferred Stock..............             122,092             82,000            139,636            47,152
Junior Preferred Stock..............              59,539             54,778             65,928            22,078

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The fair value of program broadcast liabilities and other notes payable were estimated using the discounted cash flow method.

     The fair value of the Discount Notes and Senior Preferred Stock were estimated using readily available quoted market prices.

     The fair value of the Junior Preferred Stock is estimated using discounted cash flow analysis, based on the interest rate, preferences and other risks inherent in the instrument.

     The above fair value estimates were made at a discrete point in time based on relevant market information and other assumptions about the financial instruments. As no active market exists for a significant portion of the Company's financial instruments, fair value estimates were based on judgments regarding current economic conditions; future expected cash flows, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and, therefore, cannot be calculated with precision. Changes in assumptions could significantly affect these estimates.

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

 (Note O) - Commitments

     In accordance with FCC regulations, the Stations are required to provide digital television transmission ("DTV") by May 1, 2002. The conversion to DTV from current analog transmissions will require a substantial capital outlay for all of the Stations. The Company has entered into selected agreements at December 31, 2000 related to the conversion to DTV. The Company estimates the total costs associated with the conversion to be approximately $18,000,000. Approximately $610,000 has been incurred at December 31, 2000, with the remainder to be incurred in 2001 and 2002.

     The Company has also entered into an agreement with a private contractor for the development of land and construction of a television studio in Topeka, Kansas for a fee not to exceed $2,000,000. The Company has entered into a construction loan agreement with a local bank to provide financing for the project totaling $1,750,000.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Benedek Communications Corporation and Subsidiaries
Hoffman Estates, Illinois

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

Rockford, Illinois
February 20, 2001

                                                                   SCHEDULE II

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                             Additions
                                           Balance at       Balances         Charged to      Deductions     Balance at
                                           Beginning       Acquired in       Costs and       Described        End of
                                           of Period       Acquisition        Expenses          (1)           Period
                                          ---------------------------------------------------------------------------
Deducted from asset account --
Allowance for doubtful accounts:
  Year ended December 31, 1998            $ 471,652         $ -             $ 552,357       $ 543,834       $480,175
  Year ended December 31, 1999              480,175           -               642,988         440,398        682,765
  Year ended December 31, 2000              682,765           -               584,053         467,864        798,954


(1)   Uncollectible accounts written off, net of recoveries