Form 10-Q
period 2001-03-31
BENEDEK COMMUNICATIONS CORP
filed 2001-05-15
CIK 1017522

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBER: 333-09529
                                 --------------

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

         Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At May 10, 2001 there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.


================================================================================

                       BENEDEK COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

Item
Number                                        PART I - Financial Information                                 Page
------                                                                                                       ----
Item 1.            Financial Statements
                   Introductory Comments...............................................................       2
                   Consolidated  Balance Sheets as of December 31, 2000 and March 31, 2001.............       3
                   Consolidated Statements of Operations for the Three Months Ended
                       March 31, 2000 and 2001.........................................................       4
                   Consolidated Statements of Stockholders' (Deficit) for the Three
                       Months Ended March 31, 2001.....................................................       5
                   Consolidated Statements of Cash Flows for the Three Months Ended
                       March 31,  2000 and 2001........................................................       6
                   Notes to Consolidated Financial Statements..........................................       8

Item 2.            Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of
                   Operations..........................................................................      11
Item 3.            Quantitative and Qualitative Disclosure About Market Risk...........................      16


                           PART II - Other Information
Item 1.            Legal Proceedings...................................................................      17
Item 6.            Exhibits and Reports on Form 8-K....................................................      17
Signatures ............................................................................................      18

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments:

         This Form 10-Q is filed, without audit, according to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation. Unless the context indicates a different meaning, the terms "we", "us", "our", "our company" and "Benedek Communications" mean Benedek Communications Corporation and its subsidiaries on a consolidated basis. The term "Benedek Broadcasting" means Benedek Broadcasting Corporation, a wholly-owned subsidiary of Benedek Communications and its subsidiaries:

         o        Benedek License Corporation
         o        Benedek Interactive Media, LLC
         o        Benedek Cable, Inc., a non-recourse subsidiary.

         Benedek Broadcasting owns and operates 23 television stations. Benedek Communications is a holding company with minimal separate operations from its operating subsidiary, Benedek Broadcasting. All significant intercompany accounts and transactions have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared consistent with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read along with the financial information included in the Annual Reports on Form 10-K of Benedek Communications for the fiscal year ended December 31, 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     March 31
                                                                                    2000           2001
                                                                                ------------     ---------
                                                                                        (Unaudited)
                                  ASSETS                                              (In thousands)
Current Assets
   Cash and cash equivalents...............................................        $   3,983     $   2,395
   Receivables
      Trade, net...........................................................           30,108        23,411
      Notes receivable-officers............................................               15             -
      Other................................................................              935           575
   Current portion of program broadcast rights.............................            5,917         4,246
   Prepaid expenses........................................................            1,957         2,449
   Deferred income taxes...................................................            1,138         1,113
                                                                                   ---------     ---------
             Total current assets..........................................           44,053        34,189
                                                                                   ---------     ---------

Property and equipment.....................................................           74,911        73,001
                                                                                   ---------     ---------
Intangible assets..........................................................          381,914       379,210
                                                                                   ---------     ---------

Other assets
   Program broadcast rights, less current portion..........................              854         1,415
   Deferred loan costs.....................................................            4,627         4,265
   Notes receivable-officers...............................................            1,702         1,702
   Other...................................................................              201           236
                                                                                   ---------     ---------
                                                                                       7,384         7,618
                                                                                   ---------     ---------
                                                                                   $ 508,262     $ 494,018
                                                                                   =========     =========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable.....................................        $   1,460     $   1,475
   Current portion of program broadcast liabilities........................            9,188         7,271
   Accounts payable and accrued expenses...................................           12,449        12,468
   Deferred revenue........................................................              579           578
                                                                                   ---------     ---------
             Total current liabilities.....................................           23,676        21,792
                                                                                   ---------     ---------

Long-Term Obligations
   Notes payable...........................................................          431,482       431,923
   Program broadcast liabilities...........................................              329         1,075
   Deferred revenue........................................................            1,877         1,735
   Deferred income taxes...................................................           51,065        46,171
                                                                                   ---------     ---------
                                                                                     484,753       480,904
                                                                                   ---------     ---------
Senior exchangeable preferred stock, liquidation
   preference, 2000-$134,721 and 2001-$138,594.............................          139,636       144,017
                                                                                   ---------     ---------

Seller junior discount preferred stock, liquidation preference,
     2000-$64,426 and 2001-$65,685.........................................           65,928        69,028
                                                                                   ---------     ---------

Stockholders' (Deficit)
   Common stock, Class A...................................................                -             -
   Common stock, Class B...................................................               74            74
   Additional paid-in capital..............................................          (66,413)      (67,068)
   Accumulated deficit.....................................................         (138,733)     (154,060)
   Stockholder's note receivable...........................................             (659)         (669)
                                                                                   ---------     ---------
                                                                                    (205,731)     (221,723)
                                                                                   ---------     ---------
                                                                                   $ 508,262     $ 494,018
                                                                                   =========     =========



    The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                 2000                 2001
                                                                                 ----                 ----
                                                                                        (Unaudited)
                                                                             (In thousands, except share and
                                                                                      per share data)
Net revenues..................................................                   $   31,733      $  31,937
                                                                                 ----------      ---------

Operating expenses:
   Selling, technical and program expenses....................                       16,050         18,378
   General and administrative.................................                        5,604          6,190
   Depreciation and amortization..............................                        5,196          7,219
   Corporate..................................................                        1,349          1,664
                                                                                 ----------      ---------
                                                                                     28,199         33,451
                                                                                 ----------      ---------

Gain on sale of stations .....................................                       61,300              -
                                                                                 ----------      ---------

            Operating income (loss)...........................                       64,834         (1,514)
                                                                                 ----------      ---------

Financial income (expense):
   Interest expense:
       Cash interest..........................................                       (6,776)        (6,015)
       Other interest.........................................                       (4,915)        (5,661)
                                                                                 ----------      ---------

                                                                                    (11,691)       (11,676)
                                                                                 ----------      ---------

   Interest income............................................                          262             47
                                                                                 ----------      ---------
                                                                                    (11,429)       (11,629)
                                                                                 ----------      ---------

Income (loss) before income tax...............................                       53,405        (13,143)

Income tax benefit (expense)..................................                      (32,557)         4,789
                                                                                 ----------      ---------

Net income (loss).............................................                       20,848         (8,354)

Preferred stock dividends and accretion.......................                       (5,049)        (7,480)
                                                                                 ----------      ---------

Net income (loss) applicable to common stock..................                   $   15,799      $ (15,834)
                                                                                 ==========      =========

Basic earnings (loss) per common share .......................                   $     2.14      $   (2.14)
                                                                                 ==========      =========

Weighted-average common shares outstanding....................                    7,400,000      7,400,000
                                                                                 ==========      =========

Diluted earnings (loss) per common share......................                   $     2.03      $   (2.14)
                                                                                 ==========      =========

Weighted-average common shares outstanding....................                    7,775,000      7,400,000
                                                                                 ==========      =========


    The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                        Three Months Ended March 31, 2001

                                                            Additional                    Stockholder's
                                                  Common     Paid-In       Accumulated        Note
                                                  Stock      Capital         Deficit       Receivable         Total
                                                  ------    ----------     -----------    -------------       -----
                                                                                      (Unaudited)
                                                                                     (In thousands)
Balance at December 31, 2000............             $74      $(66,413)      $(138,733)           $(659)    $(205,731)
   Accretion to senior preferred stock..               -          (507)              -                -          (507)
   Dividends on preferred stock.........               -             -          (6,973)               -        (6,973)
   Repurchase of initial warrants.......               -          (158)              -                -          (158)
   Accrued interest on note receivable..               -            10               -              (10)            -
   Net (loss)...........................               -             -          (8,354)               -        (8,354)
                                                     ---      --------       ---------            -----     ---------
Balance at March 31, 2001...............             $74      $(67,068)      $(154,060)           $(669)    $(221,723)
                                                     ===      ========       =========            =====     =========



    The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                       ----------------------------------
                                                                                           2000              2001
                                                                                           ----              ----
                                                                                                 (Unaudited)
                                                                                               (In thousands)
Cash flows from operating activities
   Net income (loss)................................................................     $ 20,848          $(8,354)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of program broadcast rights...................................        2,071            2,284
         Depreciation and amortization..............................................        2,779            4,527
         Amortization and write-off of intangibles and deferred loan costs..........        2,828            3,087
         Amortization of note discount..............................................        4,495            4,735
         Deferred income taxes......................................................       31,568           (4,869)
         Net gain on sale of stations...............................................      (61,300)               -
   Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Receivables................................................................        3,718            7,059
         Prepaid expenses and other.................................................         (503)            (493)
         Payments on program broadcast liabilities..................................       (2,318)          (2,346)
         Accounts payable and accrued expenses......................................        1,549              (86)
         Deferred revenue...........................................................         (128)            (143)
                                                                                         --------          -------
           Net cash provided by operating activities................................        5,607            5,401
                                                                                         --------          -------

Cash flows from investing activities
   Purchase of property and equipment...............................................       (2,426)           (1,965)
   Payment for acquisition of stations..............................................       (8,775)               -
   Proceeds from sale of stations...................................................        7,388                -
   Disbursements on notes receivable - officers, net of payments....................         (250)              15
   Other, net.......................................................................          285              (23)
                                                                                         --------          -------
           Net cash (used in) investing activities..................................       (3,778)          (1,973)
                                                                                         --------          -------

Cash flows from financing activities
   Principal payments on notes payable..............................................       (2,885)            (337)
   Net (payments) borrowings on long-term revolver..................................            -           (4,500)
   Repurchase of initial warrants...................................................            -             (158)
    Other, net......................................................................            -              (21)
                                                                                         --------          -------
           Net cash (used in) financing activities..................................       (2,885)          (5,016)
                                                                                         --------          -------
           (Decrease) in cash and cash equivalents..................................       (1,056)          (1,588)
Cash and cash equivalents:
     Beginning......................................................................        3,278            3,983
                                                                                         --------          -------
     Ending.........................................................................     $  2,222          $ 2,395
                                                                                         ========          =======


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                     Three Months Ended March 31,
                                                                                  ---------------------------------
                                                                                        2000               2001
                                                                                        ----               ----
                                                                                              (Unaudited)
                                                                                            (In thousands)
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest................................................            $    7,148           $  6,276
  Cash payments for income taxes............................................                     8                 22
                                                                                        ==========          =========
Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights...................................            $      920           $  1,175
  Notes payable incurred for purchase of property and equipment.............                     -                558
  Equipment acquired by barter transactions.................................                    63                114
  Dividends accrued on preferred stock......................................                 4,576              6,973
  Accrued interest on note receivable stockholder added to
     additional paid-in capital.............................................                    11                 10
  Accretion to senior preferred stock.......................................                   473                507
                                                                                        ==========          =========

Acquisition of stations:
  Property and equipment acquired at fair market value......................            $   25,563           $      -
  Intangible assets acquired ...............................................               116,432                  -
  Program broadcast rights acquired.........................................                 2,422                  -
  Program broadcast liabilities assumed.....................................               (2,346)                  -
  Other, net................................................................                  (75)                  -
                                                                                        ----------          ---------
                                                                                           141,996                  -
  Less:  Fair value of assets swapped.......................................             (122,927)                  -
                                                                                        ----------          ---------
  Cash purchase price, including fees paid..................................                19,069                  -
  Less:  Deposits and costs paid in prior year..............................              (10,294)                  -
                                                                                        ----------          ---------
  Payment for acquisition of stations.......................................            $    8,775           $      -
                                                                                        ==========          =========
Sale of stations:
  Property and equipment sold...............................................            $    8,876           $      -
  Intangible assets sold....................................................                60,258                  -
  Program broadcast rights sold.............................................                 2,589                  -
  Program broadcast liabilities transferred.................................               (2,627)                  -
  Other, net................................................................                  (81)                  -
                                                                                        ----------          ---------
                                                                                            69,015                  -
  Gain recognized on sale of stations.......................................                61,300                  -
                                                                                        ----------          ---------
                                                                                           130,315                  -
  Less:  Fair value of assets swapped.......................................             (122,927)                  -
                                                                                        ----------          ---------
  Proceeds from sale of station, net of fees paid...........................            $    7,388           $      -
                                                                                        ==========          =========



         The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Note A) - Nature of Business and Basis of Presentation

Nature of Business

     Benedek Communications is a holding company with minimal operations other than from its wholly owned subsidiary, Benedek Broadcasting. Benedek Broadcasting owns and operates twenty-three television stations located throughout the United States. The Company's revenues are derived primarily from the sale of advertising time and, to a modest extent from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. The stations sell commercial time during the programs to national, regional and local advertisers. The networks also sell commercial time during the programs to national advertisers. Credit arrangements are determined on an individual customer basis. Segment information is not presented since all of the Company's revenue is attributed to a single reportable segment.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Benedek Broadcasting. Benedek Broadcasting consists of the stations and three wholly owned subsidiaries, Benedek License Corporation, Benedek Cable, Inc. and Benedek Interactive Media, LLC. All significant intercompany items and transactions have been eliminated in consolidation.

         Benedek Interactive Media, LLC was formed in December 1999 to provide consistent, high quality website services to the stations. During 2000, Benedek Interactive Media developed the websites for public distribution. During the first quarter of 2001, Benedek Interactive Media launched the websites and began operation. Benedek Interactive Media has minimal assets and had an insignificant effect on operations in 2000 or 2001.


(Note B) - Acquisition and Sale of Stations

         On March 31, 2000, the Company completed an exchange of the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts for the television broadcast assets of WOWT-TV, Omaha, Nebraska and KAKE-TV, Wichita, Kansas, formerly owned by Chronicle Publishing Company. The Company paid $18,000,000 as additional consideration in the transaction. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below.

         The exchange was recorded as a separate sale and acquisition of stations, with the acquisition of KAKE-TV and WOWT-TV accounted for under the purchase method of accounting. Accordingly, the results of the operations for KAKE-TV and WOWT-TV are included in the Company's consolidated financial statements since the date of acquisition, March 31, 2000.

         The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $142,000,000, which consisted of the fair market value of the WWLP-TV assets, of approximately $123,000,000, a cash payment of $18,000,000 and fees and costs of the transaction. The purchase price was allocated to acquired assets and liabilities based on their relative fair market values as of the closing date. A gain of approximately $61,193,000 was recorded to reflect the disposition of WWLP-TV for the three months ended March 31, 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         On March 21, 2000, the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA Broadcasting I, Ltd. for a cash payment of $8,000,000. A gain of approximately $107,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the sale price over the book value of the assets less fees of the transaction.

         The following pro forma results of operations and earnings per share include the operating results of KAKE-TV and WOWT-TV as if such stations were owned, and exclude the operating results of WWLP-TV and KOSA-TV as if such stations were sold, by the Company on January 1, 2000, with pro forma adjustments only for depreciation and amortization, interest and income taxes. The pro forma results do not include the gain on the disposition of WWLP-TV and KOSA-TV. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of the stations.


                                                                                  Three months ended March 31,
                                                                          --------------------------------------------
                                                                             2000 Pro Forma            2001 Actual
                                                                             --------------            -----------
                                                                             (In thousands, except per share data)

          Net revenue..................................................   $             35,182     $            31,937
                                                                          =====================    ===================
          Net income (loss)............................................   $             (5,714)    $            (8,354)
                                                                          =====================    ===================
          (Loss) per common share......................................   $              (1.45)    $             (2.14)
                                                                          =====================    ===================


(Note C) - Earnings per Share

         Basic and diluted earnings per share were calculated as follows:


                                                                                     Three months ended March 31,
                                                                               --------------------------------------
                                                                                     2000                    2001
                                                                                     ----                    ----
                                                                                     (In thousands, except share
                                                                                         and per share data)
      Net income (loss) applicable to common stock......................             $    15,799            $   (15,834)
                                                                              ==================      ==================
      Weighted-average common shares outstanding -
            basic.......................................................               7,400,000               7,400,000
      Effect of dilutive securities:
            Stock based compensation....................................                  10,000                       -
            Initial Warrants............................................                 365,000                       -
                                                                              ------------------      ------------------
      Weighted-average common shares outstanding -
            dilutive....................................................               7,775,000               7,400,000
                                                                              ==================      ==================
      Basic earnings (loss) per common share............................              $     2.14             $    (2.14)
                                                                              ==================      ==================
      Diluted earnings (loss) per common share..........................              $     2.03             $    (2.14)
                                                                              ==================      ==================

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



(Note D) - Amendment of Credit Facility, Discount Notes and Other Financing Matters

Under the Company's current credit facility, effective June 2001 when cash interest starts to accrue on the Senior Subordinated Discount Notes due 2006, the accreted value of the discount notes will be included in the calculation of the leverage and interest coverage ratios. The Company expects to request an amendment to its current bank credit agreement to revise the various financial ratios which the Company would otherwise not be in compliance with at the end of the second quarter and thereafter during 2001. The expected non-compliance results from the inclusion of the Company's senior subordinated discount notes in the calculation of these ratios beginning in the second quarter and from the decline in operating results this year. The Company also faces the requirement of paying cash interest on the senior subordinated discount notes in November of this year. Under the terms of the current bank agreement, such payment may be blocked by the senior lenders if the Company is not in compliance with certain financial ratios and there can be no assurance that the terms of an amendment to the bank credit agreement that would be available to the Company would permit such cash interest to be paid. The Company is exploring a number of alternatives to address its cash interest obligations on the discount notes and its non-compliance with the bank credit agreement.




(Note E) - Commitments

     In accordance with FCC regulations, the stations are required to commence digital operations by May 1, 2002. The conversion from the current analog transmission operations will require a substantial capital outlay for the Company. During 2000, the Company entered into supplier agreements related to the conversion to digital. The Company estimates the total costs associated with the conversion to be approximately $18,000,000. Approximately $610,000 of digital conversion expenditures were made in 2000 and approximately $85,000 in the three months ended March 31, 2001, with the balance to be paid in the remainder of 2001 and 2002.

         The Company has an agreement with a private contractor for the development of land and construction of a television studio in Topeka, Kansas for a fee not to exceed $2,000,000. The Company has a construction loan agreement with a local bank to provide financing for the project totaling $1,750,000. During the three months ended March 31, 2001, $360,000 was drawn on the construction loan.

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

         As used in this Quarterly Report on Form 10-Q, "same station" data refers to the historical results of operations of all 23 television stations which we currently own as if such stations were owned and operated by us throughout the periods indicated with pro forma adjustments only for depreciation and amortization. Same station information excludes the results of Benedek Cable, Inc., a nonrecourse subsidiary. Same station information does not purport to represent what our results of operations would have been if such transactions had been effected at the beginning of such periods and does not purport to project our results of operations in any future period.

         Broadcast cash flow is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights, corporate expenses and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. We have included broadcast cash flow data because the information is a measurement:

         o used by lenders to measure our ability to service our debt and pay for capital expenditures;
         o used by industry analysts to determine a market value of our television stations; and
         o used by industry analysts when evaluating and comparing our operating performance.

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

         Adjusted EBITDA is defined as operating income before financial income as derived from the consolidated statements of operations plus depreciation and amortization, amortization of program broadcast rights and noncash compensation less payments for program broadcast liabilities and net gain on sale of stations. We have included Adjusted EBITDA data because the information is a measurement:

         o used by lenders to measure our ability to service our debt and pay for capital expenditures;

         o used by industry analysts to determine a market value of our television stations; and

         o used by industry analysts when evaluating and comparing our operating performance.

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

         Our revenues are derived primarily from the sale of advertising time and, to a modest extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenues depend on our ability to provide programming that attracts audiences in the demographic groups targeted by advertisers. This allows us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition. Our revenues, broadcast cash flow and Adjusted EBITDA are highest in the fourth quarter of each year primarily due to increased advertising in anticipation of the holiday season, increased consumer spending and political advertising revenues in even numbered years. Our revenues in the first quarter are generally the lowest of the year.

         In March 2000, we restructured the organization of our local sales departments to place a greater emphasis on local and regional advertising sales. We shifted certain local advertising accounts to national representatives to better reflect the actual source of revenues. As a result of the restructuring and our new philosophy, year-to-year comparisons of trends in our local/regional and national sales for the years 2000 and 2001 will be difficult for you to make.

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

         In the first quarter of 2001, we reported net revenues of $31.9 million compared to net revenues of $31.7 million in 2000. We had a net loss of $8.4 million for the first quarter of 2001 compared to net income of $20.8 million for 2000. Our net income for the first quarter of 2000 was favorably impacted by a pretax gain of $61.3 million on the sale of stations. Adjusted EBITDA for the first quarter of 2001 was $5.6 million as compared to $8.5 million for the first quarter of 2000. Adjusted EBITDA on a same station basis for the first quarter of 2001 was $5.7 million as compared to $9.3 million for 2000.

         The following table sets forth certain of our historical results of the operations and operating data for the periods indicated.

                                                                             Years Ended March 31,
                                                                       ----------------------------------
                                                                          2000                   2001
                                                                          ----                   ----

              Operating income..................................... $     64,834            $    (1,514)
              Add:
                  Amortization of program broadcast rights.........        2,071                   2,284
                  Depreciation and amortization....................        5,196                   7,219
                  Corporate expenses...............................        1,349                   1,664
              Less:
                  Payments on program broadcast liabilities........       (2,318)                 (2,346)
                  Gain on sale of stations, net....................      (61,300)                     -
                                                                    -----------------       ---------------
              Broadcast cash flow.................................. $      9,832            $      7,307
                                                                    =================       ===============


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         The following table provides both historical information and same station information for the three months ended March 31, 2000 and 2001. The same station information gives effect to the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 2000.


                                                          Historical                            Same Station(a)
                                                  Three Months Ended March 31,            Three Months Ended March 31,
                                                  ----------------------------            ----------------------------
                                               2000          2001       % Change        2000         2001        % Change
                                               ----          ----       --------        ----         ----        --------
                                                                            (In thousands)
Local/regional........................     $   19,582    $   21,150        8.0%     $   22,009   $   21,027           (4.5)%
National..............................         12,188        11,123       (8.7)         13,231       11,057          (16.4)
Political.............................            831           397      (52.2)            903          397          (56.0)
Other  ...............................          4,164         4,162          -           4,322        4,141           (4.2)
                                           ----------    ----------   ----------    ----------   ----------      ---------
                                               36,765        36,832        0.2          40,465       36,622           (9.5)
Direct costs..........................          5,032         4,895       (2.7)          5,483        4,723          (13.9)
                                           ----------    ----------   ----------    ----------   ----------      ---------
Net revenues..........................     $   31,733    $   31,937        0.6%     $   34,982   $   31,899           (8.8)%
Operating expenses:
    Selling, technical and program
      expenses........................         16,050        18,378       14.5          18,102       18,325            1.2
    General and administrative........          5,604         6,190       10.5           6,248        6,156           (1.5)
    Depreciation and amortization.....          5,196         7,219       38.9           6,560        7,219           10.0
    Corporate.........................          1,349         1,664       23.4           1,349        1,664           23.4
                                           ----------    ----------   ---------     ----------   ----------      ----------
                                               28,199        33,451       18.6          32,259       33,364            3.4
Gain (loss) on sale of stations, net..         61,300             -     (100.0)              -            -              -
                                           ----------    ----------   --------      ----------   ----------      ---------
Operating income (loss)...............     $   64,834    $   (1,514)    (102.3)%    $    2,723   $   (1,465)        (153.8)%
                                           ==========    ==========   =========     ==========   ==========      =========
Broadcast cash flow...................     $    9,832    $    7,307      (25.7)%    $   10,644   $    7,355          (30.9)%
Broadcast cash flow margin............           31.0%         22.9%                      30.4%        23.1%
Adjusted EBITDA.......................     $    8,483    $    5,643      (33.5)%    $    9,295   $    5,691          (38.8)%
Adjusted EBITDA margin................           26.7%         17.7%                      26.6%        17.8%

------------

(a)      Excludes Benedek Cable, Inc., a nonrecourse subsidiary.




         Net revenues. Our net revenues in the first quarter of 2001 were flat and were $31.9 million as compared to $31.7 million for the same period in 2000. A $1.1 million or 8.7% decline in national advertising revenue negatively impacted our net revenues. A $1.6 million or 8.0% increase in local/regional revenue offset the decline in national advertising revenue. On a same station basis, net revenues for the first quarter of 2001 declined by $3.1 million or 8.8% to $31.9 million as compared to $35.0 million in 2000 as a result of prevailing economic conditions. A $2.1 million or 16.4% decline in national advertising revenue caused most of the decline. On a same station basis, local/regional revenues for the first quarter of 2001 were also lower by $1.0 million or 4.5% from the same quarter in 2000.

         Operating expenses. Our operating expenses in the first quarter of 2001 increased by $5.3 million or 18.6% to $33.5 million from $28.2 million in 2000. The increase in operating expenses was caused by the change in the mix of our stations, with the March 2000 addition of KAKE-TV and WOWT-TV and the disposition of WWLP-TV and KOSA-TV. As a percentage of net revenues, operating expenses increased to 104.7% for the first quarter of 2001 as compared to 88.9% for 2000.

         On a same station basis, our operating expenses for the first quarter 2001 increased $1.1 million or 3.4% to $33.4 million from $32.3 million for the same period in 2000. Excluding the increase in depreciation and amortization of $0.6 million, operating expenses increased by $0.5 million or 1.7% in the first quarter 2001 as compared to 2000.

         Gain on sale of stations, net. We recognized a gain of $61.2 million in the first quarter of 2000 as a result of the exchange of the assets of WWLP-TV with a fair market value of $123.0 million and $18.0 million in cash for the assets of KAKE-TV and WOWT-TV. We also realized a $0.1 million gain on the sale of KOSA-TV in 2000. KOSA-TV was sold on March 21, 2000 for $8.0 million.

         Operating income. Our operating income for the first quarter 2001 decreased $66.3 million to $(1.5) million from $64.8 million forthe same period in 2000 primarily as a result of the gain on the sale of stations in the first quarter of 2000. On a same station basis, operating income for the first quarter 2001 decreased $4.2 million to $(1.5) million from $2.7 million for 2000.

         Financial income (expense). Our financial (expenses), net, for the first quarter 2001 increased $0.2 million or 1.8% to $11.6 million from $11.4 million in 2000 as a result of reduced interest income and increased accretion on our senior subordinated discount notes which were offset by reduced cash interest expense of $0.8 million due to lower interest rates in 2001.

         Income tax expense. Our income tax benefit in the first quarter 2001 was $4.8 million compared to income tax expense of $32.6 million for 2000. The $37.4 million decrease in income tax expense in the first quarter 2001 was due primarily to the tax effect of the $61.3 million gain on the sale of WWLP-TV and KOSA-TV in the first quarter of 2000. For tax return purposes, the sale of the WWLP-TV assets was treated as an exchange for the assets of KAKE-TV and WOWT-TV under the Internal Revenue Service like-kind exchange rules. As such, we had a $2.2 million gain for tax purposes.

         Net Income. Our net loss was $(8.4) million for the first quarter 2001 as compared to net income of $20.8 million for 2000.

         Broadcast cash flow. Broadcast cash flow for the first quarter 2001 decreased $2.5 million or 25.7% to $7.3 million from $9.8 million for 2000. As a percentage of net revenues, broadcast cash flow margin decreased to 22.9% for 2001 from 31.0% for 2000.

         On a same station basis, broadcast cash flow for the first quarter 2001 decreased $3.2 million or (30.9)% to $7.4 million from $10.6 million for the same period in 2000. As a percentage of net revenues, broadcast cash flow margin on a same station basis decreased to 23.1% for 2001 from 30.4% for 2000.

Liquidity and Capital Resources

         Cash flows from operating activities. Cash flows from operating activities are our primary source of liquidity and were $5.4 million for the first quarter 2001 compared to $5.6 million for the same period in 2000. Excluding the gain on sale of stations and depreciation and amortization, the $3.0 million decline in operating income was offset by a reduction in working capital of $2.9 million primarily from improved collections of receivables.

         Cash flows from investing activities. Cash flows from investing activities were $(2.0) million for the first quarter of 2001, as compared to $(3.8) million for the same period in 2000. In 2000, we paid $8.8 million to complete the acquisition of KAKE-TV and WOWT-TV. We also received $7.4 million from the sale of KOSA-TV, net of fees paid. Cash purchases of property and equipment were $2.0 million for first quarter of 2001 as compared to $2.4 million for the same period in 2000.

         Cash flows from financing activities. Cash flows from financing activities were $(5.0) million for the first quarter of 2001 compared to $(2.9) million for same period in 2000. During the first quarter 2001, we made $4.8 million of principal payments on certain of our indebtedness. As of March 31, 2001, the aggregate principal amount owed under our credit facility was $274.0 million.

         During 2001, we acquired warrants to purchase an aggregate of 35,000 shares of Class A common stock of Benedek Communications for $0.2 million. Of the 600,000 initial warrants issued during 1996, 310,000 warrants were outstanding at March 31, 2001.

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

         At March 31, 2001, we had borrowed $220.0 million under the term loan portion of our credit facility. At that date, we also had borrowed $54.0 million under the revolver portion of the facility. Our ability to draw funds under the revolver is limited by our level of earnings and our ability to meet certain financial covenants. We could have borrowed an additional $0.5 million under the revolver at March 31, 2001.

         Our senior subordinated discount notes were issued in 1996, mature on May 15, 2006 and yield 13 1/4% per annum. Cash interest on our senior subordinated discount notes begins to accrue on May 15, 2001 and the first cash interest payment is due on November 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually. The senior subordinated discount notes are subordinated to all our other senior debt. As of March 31, 2001, the outstanding accreted amount of our senior subordinated discount notes was $152.3 million with a face value of $154.7 million.

         We expect to request an amendment to our current bank credit agreement to revise various financial ratios which we would otherwise not be in compliance with at the end of the second quarter and thereafter during 2001. These financial ratios pertain to total leverage (the ratio of our total debt to Adjusted EBITDA), interest coverage (the ratio of Adjusted EBITDA to total interest charges) and fixed charges (the ratio of Adjusted EBITDA to total debt service requirements and capital expenditures). The expected non-compliance results from the inclusion of our senior subordinated discount notes in the calculation of these ratios beginning in the second quarter and from the decline in operating results this year. We also face the requirement of paying cash interest on the senior subordinated discount notes in November of this year. Under the terms of the current bank agreement, such payment may be blocked by the senior lenders if we are not in compliance with certain financial ratios and there can be no assurance that the terms of an amendment to the bank credit agreement that would be available to us would permit such cash interest to be paid. We are exploring a number of alternatives to address its cash interest obligations on the discount notes and its non-compliance with the bank credit agreement.

         The FCC has required that all of our stations commence digital operations by May 1, 2002. We anticipate incurring capital expenditures of $18.0 million in 2001 and thereafter in connection with our conversion to digital operations. In order accommodate the conversion to digital and maintain our historical capital expenditure levels, we have reduced our plans for other non-essential capital expenditures in 2001 and 2002. We anticipate that such expenditures will be paid for through cash generated from operations, purchase money financing or borrowing under our revolving credit facility.

         We anticipate that net revenues and broadcast cash flow for the second quarter of 2001 will be significantly lower than in 2000 due to the general economic downturn and continued weakness in national advertising revenues. We therefore anticipate that broadcast cash flow for the second quarter of 2001 will decline by approximately 20% from the second quarter of 2000. As a result, we have implemented a cost reduction plan while working to improve our local advertising results through our local focus. We anticipate that the primary effect of the plan will be realized beginning in the second quarter and more significantly in the second half of the year. While we expect the plan to mitigate some of the revenue shortfall, we still anticipate a decline in broadcast cash flow in the balance of the year as compared to last year due to the absence of meaningful political advertising revenue in the second half of 2001 and continued softness in advertising revenue. However, the uncertainty in the economy in general and in the advertising sector in particular makes it difficult to forecast the extent of the decline.

         We believe that our Adjusted EBITDA, together with our borrowing capacity under our revolving credit facility, will be sufficient to finance the operating requirements of our stations, debt service requirements (including with respect to our credit facility and the cash interest requirements of our senior subordinated discount notes) and currently anticipated capital expenditures for the year 2001. Our belief is based on the expectation of moderate improvements in local/regional and national advertising revenues in the second half of the year. If economic uncertainties persist or if the economy declines further, our ability to meet our obligations and finance the capital expenditure requirements and operations of our stations could be impaired. In any event, however, as noted above, our ability to service the interest payments on our senior subordinated discount notes or otherwise refinance our senior subordinated discount notes will require an amendment to our credit facility which we are currently discussing with our lenders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         During August 1999, in accordance with certain covenants of our credit facility, we entered into an interest rate cap agreement, which matures in September 2001. The agreement reduces the impact of changes in interest rates on our floating-rate long-term debt. That agreement effectively entitles us to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of March 31, 2001, the settlement rate was 5.08%.

                                     PART II

Item 1.  Legal Proceedings

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
               1/2% Exchange Debentures which may be issued, under certain circumstances, in exchange for the 11 1/2% Senior Exchangeable
               Preferred Stock of Benedek Communications Corporation,
               incorporated by reference to Exhibit 4.9 to the 1998 S-4
               Registration Statement.
         ---------------

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

                             BENEDEK COMMUNICATIONS CORPORATION
                                           (Registrant)


                                  By:      /s/ K. JAMES YAGER
                                         ....................................

                                           K. James Yager
                                           President and Chief Operating Officer
                                           (Authorized Officer)


                                  By:      /s/ MARY L. FLODIN
                                         ....................................

                                           Mary L. Flodin
                                           Senior Vice President and Treasurer
                                           (Principal Accounting Officer)
                                           DATE: May 15, 2001