Form 10-Q
period 2001-06-30
BENEDEK COMMUNICATIONS CORP
filed 2001-08-14
CIK 1017522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001
                        COMMISSION FILE NUMBER: 333-09529

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

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At August 10, 2001 there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

================================================================================

                       BENEDEK COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

Item
Number                     PART I - Financial Information                              Page
------                                                                                 ----
Item 1.    Financial Statements
           Introductory Comments.......................................................   2
           Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001.......   3
           Consolidated Statements of Operations for the Three Months Ended
               June 30, 2000 and 2001..................................................   4
           Consolidated Statements of Operations for the Six Months Ended
               June 30, 2000 and 2001..................................................   5
           Consolidated Statements of Stockholders' (Deficit) for the Six
               Months Ended June 30, 2001..............................................   6
           Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 2001...................................................   7
           Notes to Consolidated Financial Statements..................................   9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations...............................................................  13
Item 3.    Quantitative and Qualitative Disclosure About Market Risk...................  20

                               PART II - Other Information
Item 1.    Legal Proceedings...........................................................  20
Item 3.    Defaults Upon Senior Securities.............................................  20
Item 6.    Exhibits and Reports on Form 8-K............................................  20
Signatures ............................................................................  22

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Introductory Comments:

     This Form 10-Q is filed, without audit, according to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation. Unless the context indicates a different meaning, the terms "we", "us", "our", "our company", the "Company" and "Benedek Communications" mean Benedek Communications Corporation and its subsidiaries on a consolidated basis. The term "Benedek Broadcasting" means Benedek Broadcasting Corporation, a wholly-owned subsidiary of Benedek Communications and its subsidiaries:

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

     The accompanying unaudited consolidated financial statements have been prepared consistent with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is suggested that these financial statements be read along with the financial information included in the Annual Report on Form 10-K of Benedek Communications for the fiscal year ended December 31, 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,   June 30,
                                                                         2000          2001
                                                                      ------------   --------
                                                                           (Unaudited)
                                       ASSETS                             (In thousands)
Current Assets
   Cash and cash equivalents .....................................   $   3,983    $   3,988
   Receivables
      Trade, net .................................................      30,108       27,735
      Notes receivable-officers ..................................          15          360
      Other ......................................................         935          547
   Current portion of program broadcast rights ...................       5,917        2,781
   Prepaid expenses ..............................................       1,957        2,449
   Deferred income taxes .........................................       1,138        1,116
                                                                     ---------    ---------
             Total current assets ................................      44,053       38,976
                                                                     ---------    ---------

Property and equipment ...........................................      74,911       73,198
                                                                     ---------    ---------
Intangible assets ................................................     381,914      376,509
                                                                     ---------    ---------
Other assets
   Program broadcast rights, less current portion ................         854        2,028
   Deferred loan costs ...........................................       4,627        4,136
   Notes receivable-officers .....................................       1,702        1,342
   Other .........................................................         201          252
                                                                     ---------    ---------
                                                                         7,384        7,758
                                                                     ---------    ---------
                                                                     $ 508,262    $ 496,441
                                                                     =========    =========

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable ...........................   $   1,460    $ 277,455
   Current portion of program broadcast liabilities ..............       9,188        5,133
   Accounts payable and accrued expenses .........................      12,449       14,990
   Deferred revenue ..............................................         579          580
                                                                     ---------    ---------
             Total current liabilities ...........................      23,676      298,158
                                                                     ---------    ---------

Long-Term Obligations
   Notes payable .................................................     431,482      160,664
   Program broadcast liabilities .................................         329        2,370
   Deferred revenue ..............................................       1,877        1,599
   Deferred income taxes .........................................      51,065       45,910
                                                                     ---------    ---------
                                                                       484,753      210,543
                                                                     ---------    ---------
Senior exchangeable preferred stock, liquidation
   preference, 2000-$134,721 and 2001-$142,579 ...................     139,636      148,516
                                                                     ---------    ---------
Seller junior discount preferred stock, liquidation preference,
     2000-$64,426 and 2001-$67,396 ...............................      65,928       72,150
                                                                     ---------    ---------

Stockholders' (Deficit)
   Common stock, Class A .........................................        --           --
   Common stock, Class B .........................................          74           74
   Additional paid-in capital ....................................     (66,413)     (67,573)
   Accumulated deficit ...........................................    (138,733)    (164,748)
   Stockholder's note receivable .................................        (659)        (679)
                                                                     ---------    ---------
                                                                      (205,731)    (232,926)
                                                                     ---------    ---------
                                                                     $ 508,262    $ 496,441
                                                                     =========    =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended June 30,
                                                    ----------------------------
                                                        2000              2001
                                                        ----              ----
                                                              (Unaudited)
                                                   (In thousands, except share and
                                                            per share data)
Net revenues ...................................    $    41,517     $    38,000
                                                    -----------     -----------

Operating expenses:
   Selling, technical and program expenses .....         18,383          18,023
   General and administrative ..................          6,296           5,986
   Depreciation and amortization ...............          7,008           7,035
   Corporate ...................................          1,451           1,459
                                                    -----------     -----------
                                                         33,138          32,503
                                                    -----------     -----------

Gain on sale of stations .......................            205               -
                                                    -----------     -----------

            Operating income ...................          8,584           5,497
                                                    -----------     -----------

Financial income (expense):
   Interest expense:
       Cash interest ...........................         (6,908)         (8,692)
       Other interest ..........................         (5,106)         (2,136)
                                                    -----------     -----------
                                                        (12,014)        (10,828)

   Interest income .............................             49              39
                                                    -----------     -----------
                                                        (11,965)        (10,789)
                                                    -----------     -----------

(Loss) before income tax .......................         (3,381)         (5,292)

Income tax benefit .............................          1,751           1,711
                                                    -----------     -----------

Net (loss) .....................................         (1,630)         (3,581)

Preferred stock dividends and accretion ........         (5,175)         (7,622)
                                                    -----------     -----------

Net (loss) applicable to common stock ..........    $    (6,805)    $   (11,203)
                                                    ===========     ===========

Basic and diluted (loss) per common share ......    $     (0.92)    $     (1.51)
                                                    ===========     ===========
Weighted-average common shares outstanding .....      7,400,000       7,400,000
                                                    ===========     ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended June 30,
                                                  -------------------------------
                                                       2000              2001
                                                       ----              ----
                                                             (Unaudited)
                                                  (In thousands, except share and
                                                           per share data)
Net revenues ...................................    $    73,251     $    69,937
                                                    -----------     -----------

Operating expenses:
   Selling, technical and program expenses .....         34,451          36,401
   General and administrative ..................         11,883          12,176
   Depreciation and amortization ...............         12,204          14,254
   Corporate ...................................          2,800           3,123
                                                    -----------     -----------
                                                         61,338          65,954
                                                    -----------     -----------

Gain on sale of stations .......................         61,505               -
                                                    -----------     -----------

            Operating income ...................         73,418           3,983
                                                    -----------     -----------

Financial income (expense):
   Interest expense:
       Cash interest ...........................        (13,684)        (14,708)
       Other interest ..........................        (10,020)         (7,797)
                                                    -----------     -----------
                                                        (23,704)        (22,505)

   Interest income .............................            312              86
                                                    -----------     -----------
                                                        (23,392)        (22,419)
                                                    -----------     -----------

Income (loss) before income tax ................         50,026         (18,436)

Income tax benefit (expense) ...................        (30,808)          6,501
                                                    -----------     -----------

Net income (loss) ..............................         19,218         (11,935)

Preferred stock dividends and accretion ........        (10,224)        (15,102)
                                                    -----------     -----------

Net income (loss) applicable to common stock ...    $     8,994     $   (27,037)
                                                    ===========     ===========

Basic earnings (loss) per common share .........    $      1.22     $     (3.65)
                                                    ===========     ===========
Weighted-average common shares outstanding .....      7,400,000       7,400,000
                                                    ===========     ===========

Diluted earnings (loss) per common share .......    $      1.16     $     (3.65)
                                                    ===========     ===========
Weighted-average common shares outstanding .....      7,775,000       7,400,000
                                                    ===========     ===========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                         Six Months Ended June 30, 2001

                                                       Additional                     Stockholder's
                                             Common     Paid-In        Accumulated         Note
                                             Stock      Capital          Deficit        Receivable      Total
                                            -------    ----------      -----------    -------------    -------
                                                                       (Unaudited)
                                                                     (In thousands)
Balance at December 31, 2000............     $  74     $(66,413)       $(138,733)         $(659)      $(205,731)
   Accretion to senior preferred stock..         -       (1,022)               -              -          (1,022)
   Dividends on preferred stock.........         -            -          (14,080)             -         (14,080)
   Repurchase of initial warrants.......         -         (158)               -              -            (158)
   Accrued interest on note receivable..         -           20                -            (20)              -
   Net (loss)...........................         -            -          (11,935)             -         (11,935)
                                             -----     --------        ---------          -----       ---------
Balance at June 30, 2001................     $  74     $(67,573)       $(164,748)         $(679)      $(232,926)
                                             =====     ========        =========          =====       =========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               2000         2001
                                                                               ----         ----
                                                                                  (Unaudited)
                                                                                 (In thousands)
Cash flows from operating activities
   Net income (loss) .....................................................   $ 19,218    $(11,935)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of program broadcast rights ........................      4,276       4,650
         Depreciation and amortization ...................................      7,185       8,870
         Amortization and write-off of intangibles and deferred loan costs      5,815       6,036
         Amortization of note discount ...................................      9,186       7,124
         Deferred income taxes ...........................................     28,608      (5,133)
         Net gain on sale of stations ....................................    (61,505)          -
   Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Receivables .....................................................     (2,178)      2,761
         Prepaid expenses and other ......................................       (721)       (492)
         Payments on program broadcast liabilities .......................     (4,163)     (4,702)
         Accounts payable and accrued expenses ...........................     (1,150)      2,322
         Deferred revenue ................................................       (276)       (277)
                                                                             --------    --------
           Net cash provided by operating activities .....................      4,295       9,224
                                                                             --------    --------

Cash flows from investing activities
   Purchase of property and equipment ....................................     (5,461)     (5,717)
   Payment for acquisition of stations ...................................     (8,582)          -
   Proceeds from sale of stations ........................................      7,632           -
   Disbursements on notes receivable-officers, net of payments ...........       (500)         15
   Other, net ............................................................        249         (47)
                                                                             --------    --------
           Net cash (used in) investing activities .......................     (6,662)     (5,749)
                                                                             --------    --------

Cash flows from financing activities
   Principal payments on notes payable ...................................     (3,197)       (671)
   Net borrowings (payments) on revolver .................................      4,500      (2,500)
   Proceeds from notes payable ...........................................        540           -
   Repurchase of initial warrants ........................................          -        (158)
     Other, net ..........................................................          -        (141)
                                                                             --------    --------
           Net cash provided by (used in) financing activities ...........      1,843      (3,470)
                                                                             --------    --------
           Increase (decrease) in cash and cash equivalents ..............       (524)          5
Cash and cash equivalents:
     Beginning ...........................................................      3,278       3,983
                                                                             --------    --------
     Ending ..............................................................   $  2,754    $  3,988
                                                                             ========    ========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                       Six Months Ended June 30,
                                                                       -------------------------
                                                                          2000         2001
                                                                          ----         ----
                                                                             (Unaudited)
                                                                            (In thousands)
Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest .......................................   $  13,684    $ 11,715
  Cash payments (refunds) of income taxes ..........................       2,229      (1,474)
                                                                       =========    ========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights ..........................   $     178    $  2,688
  Notes payable incurred for purchase of property and equipment ....          50       1,224
  Equipment acquired by barter transactions ........................          96         220
  Dividends accrued on preferred stock .............................       9,271      14,080
  Accrued interest on note receivable stockholder added to
     additional paid-in capital ....................................          20          20
  Accretion to senior preferred stock ..............................         953       1,022
                                                                       =========    ========

Acquisition of stations:
  Property and equipment acquired at fair market value .............   $  25,693    $      -
  Intangible assets acquired .......................................     117,424           -
  Program broadcast rights acquired ................................       2,421           -
  Program broadcast liabilities assumed ............................      (2,346)          -
  Other, net .......................................................      (1,355)          -
                                                                       ---------    --------
                                                                         141,837           -
  Less: Fair value of assets swapped ...............................    (122,961)          -
                                                                       ---------    --------
  Cash purchase price, including fees paid .........................      18,876           -
  Less: Deposits and costs paid in prior year ......................     (10,294)          -
                                                                       ---------    --------
  Payment for acquisition of stations ..............................   $   8,582    $      -
                                                                       =========    ========

Sale of stations:
  Property and equipment sold ......................................   $   8,876    $      -
  Intangible assets sold ...........................................      60,258           -
  Program broadcast rights sold ....................................       2,589           -
  Program broadcast liabilities transferred ........................      (2,627)          -
  Other, net .......................................................          (8)          -
                                                                       ---------    --------
                                                                          69,088           -
  Gain recognized on sale of stations ..............................      61,505           -
                                                                       ---------    --------
                                                                         130,593           -
  Less:  Fair value of assets swapped ..............................    (122,961)          -
                                                                       ---------    --------
  Proceeds from sale of station, net of fees paid ..................   $   7,632    $      -
                                                                       =========    ========

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

     Benedek Interactive Media, LLC was formed in December 1999 to provide consistent, high quality website services to the stations. During 2000, Benedek Interactive Media developed the websites for public distribution. During the first quarter of 2001, Benedek Interactive Media launched the websites and began operation. Benedek Interactive Media has minimal assets and had an insignificant effect on operations in 2000 and 2001.

(Note B) - Acquisition and Sale of Stations

     On March 31, 2000, the Company completed an exchange of the television broadcast assets of WWLP-TV, the Company's station in Springfield, Massachusetts for the television broadcast assets of WOWT-TV, Omaha, Nebraska and KAKE-TV, Wichita, Kansas, formerly owned by The Chronicle Publishing Company. The Company paid $18,000,000 as additional consideration in the transaction. At December 31, 1999, the Company had deposited $10,000,000 in an escrow account related to this transaction. The remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below.

     The exchange was recorded as a separate sale and acquisition of stations, with the acquisition of KAKE-TV and WOWT-TV accounted for under the purchase method of accounting. Accordingly, the results of the operations for KAKE-TV and WOWT-TV are included in the Company's consolidated financial statements since the date of acquisition, March 31, 2000.

     The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $142,000,000, which consisted of the fair market value of the WWLP-TV assets, of approximately $123,000,000, a cash payment of $18,000,000 and fees and costs of the transaction. The purchase price was allocated to acquired assets and liabilities based on their relative fair market values as of the closing date. A gain of approximately $61,224,000 was recorded to reflect the disposition of WWLP-TV for the six months ended June 30, 2000.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     On March 21, 2000, the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA Broadcasting I, Ltd. for a cash payment of $8,000,000. For the six months ended June 30, 2000, a gain of approximately $281,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the sale price over the book value of the assets less fees of the transaction.

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

                                                     Six months ended June 30,
                                              ---------------------------------------
                                               2000 Pro Forma            2001 Actual
                                               --------------            -----------
                                               (In thousands, except per share data)
     Net revenue                                 $76,719                 $ 69,937
                                                 =======                 ========
     Net income (loss)....................       $(8,270)                $(11,935)
                                                 =======                 ========
     (Loss) per common share..............       $ (2.50)                $  (3.65)
                                                 =======                 ========

(Note C) - Earnings per Share

     Basic and diluted earnings per share were calculated as follows:

                                                                  Six months ended June 30,
                                                              ----------------------------------
                                                                 2000                    2001
                                                                 ----                    ----
                                                                 (In thousands, except share
                                                                     and per share data)
Net income (loss) applicable to common stock................  $    8,994             $  (27,037)
                                                              ==========             ==========
Weighted-average common shares outstanding -basic...........   7,400,000              7,400,000
Effect of dilutive securities:
      Stock based compensation..............................      10,000                      -
      Initial Warrants......................................     365,000                      -
                                                              ----------             ----------
Weighted-average common shares outstanding - dilutive.......   7,775,000              7,400,000
                                                              ==========             ==========
Basic earnings (loss) per common share......................  $     1.22             $    (3.65)
                                                              ==========             ==========
Diluted earnings (loss) per common share....................  $     1.16             $    (3.65)
                                                              ==========             ==========

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note D) - Amendment of Credit Facility, Discount Notes and Other Financing
           Matters

     At June 30, 2001, the Company was not in compliance with the senior debt ratio under its credit facility. The senior debt ratio at June 30, 2001 was 5.35 and the maximum senior leverage ratio under the credit facility was 5.0. The non-compliance results from the decline in operating results this year. The Company was also not in compliance with its total debt ratio at June 30, 2001. Total debt includes the Company's senior subordinated discount notes which began to accrue cash interest in May 2001. The total debt ratio at June 30, 2001 was
8.28 and the maximum total debt ratio was 7.0. The Company has requested and expects to obtain from its senior lenders a forbearance through September 15, 2001 with respect to the foregoing non-compliance. The purpose of the forbearance agreement is to provide the Company with additional time in which to complete a proposal to the senior lenders for an amendment to the credit facility which would include, among other things, a permanent waiver of the non-compliance as of June 30, 2001. If the Company's permanent waiver proposal is not accepted by the senior lenders by September 15, 2001, the June 30, 2001 defaults will be re-instated. The Company's permanent waiver proposal will also require that prior to the end of 2002, the Company complete deleveraging transactions, such as asset sales, so that at the end of 2002 the Company will be in compliance with the financial ratios that are contained in the current credit facility. The proposal will also adjust the financial ratio requirements for the balance of 2001 and for the first three quarters of 2002 to reflect the Company's current projections. The completion of the amendment will also require the Company to address the payment of cash interest on the senior subordinated discount notes. There can be no assurance that a permanent waiver proposal will be acceptable to the senior lenders. The entire outstanding balance of the Company's credit facility, which totals $276,000,000, has been classified as a current liability as a result of this uncertainty.

     The Company also faces the requirement of paying cash interest on the senior subordinated discount notes in November of this year. Under the terms of the current credit facility, such payment may be blocked by the senior lenders if the Company is not in compliance with its financial ratios. While the Company will propose to its senior lenders financial covenants that the Company believes it can comply with during the balance of 2001 and throughout 2002, the Company believes that any waiver and amendment that the Company's senior lenders would approve will still prohibit the Company from paying cash interest on the senior subordinated discount notes as required. If the Company's obligation to pay cash interest on the senior subordinated discount notes on November 15, 2001 is not modified and the Company fails to pay such interest when due, the noteholders will be entitled to accelerate their debt and exercise their remedies. The Company continues to explore a number of alternatives to address its cash interest obligations on the senior subordinated discount notes and its non-compliance with the credit facility. There can be no assurance that any proposal made by the Company will be acceptable to the holders of the senior subordinated discount notes.

(Note E) - Commitments

     In accordance with FCC regulations, the stations are required to commence digital operations by May 1, 2002. The conversion from the current analog transmission operations will require a substantial capital outlay for the Company. During 2000, the Company entered into supplier agreements related to the conversion to digital. The Company estimates the total costs associated with the conversion to be approximately $18,000,000. Digital expenditures were approximately $610,000 in 2000 and approximately $1,073,000 in the six months ended June 30, 2001, with the balance to be paid in the remainder of 2001 and 2002.

     The Company has an agreement with a private contractor for the development of land and construction of a television studio in Topeka, Kansas for a fee not to exceed $2,000,000. The Company has a construction loan agreement with a local bank to provide financing for the project totaling $1,750,000. During the six months ended June 30, 2001, $977,000 was drawn on the construction loan.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note F) - Pending Adoption of Accounting Standard

     In July 2001, the Financial Accounting Standards Board issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

     Statement 141, Business Combinations:

     o    Eliminates the pooling method of accounting for business combinations.

     o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     o Requires that negative goodwill arising from a business combination is recorded as an extraordinary gain.

     Statement 142, Goodwill and Other Intangible Assets:

     o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     Upon adoption of these statements, the Company is required to:

     o Evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make any necessary reclassifications in order to conform to the new criteria.

     o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     o    Write-off any remaining negative goodwill.

     The standards generally are required to be implemented by the Company in its 2002 financial statements. The Company has not yet completed its full assessment of the effects of the pronouncements on its financial statements and therefore is unable to estimate their effects.

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

       On March 31, 2000, we completed a transaction with WGRC, Inc., whereby we exchanged the television station assets of WWLP-TV, in Springfield, Massachusetts formerly owned by us plus $18.0 million for the television station assets of KAKE-TV, in Wichita, Kansas, together with its two satellite stations, and WOWT-TV in Omaha, Nebraska. The acquired stations were owned by The Chronicle Publishing Company and were acquired in a like-kind exchange transaction through WGRC, Inc. The transaction was recorded under the purchase method of accounting. In addition, on March 21, 2000, we sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA Broadcasting I, Ltd. for a cash payment of $8.0 million.

       In the second quarter of 2001, we reported net revenues of $38.0 million compared to net revenues of $41.5 million in the second quarter of 2000. We had a net loss of $3.6 million for the second quarter of 2001 compared to a net loss of $1.6 million for the corresponding period in 2000. Adjusted EBITDA for the second quarter of 2001 was $12.5 million as compared to $15.7 million for the second quarter of 2000. Adjusted EBITDA on a same station basis for the second quarter of 2001 was $12.5 million as compared to $15.9 million for the second quarter of 2000.

       The following table sets forth certain of our historical results of operations and operating data for the periods indicated.

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------    -------------------------
                                            2000          2001           2000            2001
                                            ----          ----           ----            ----
                                              (In thousands)                (In thousands)
Operating income ..................      $  8,584       $  5,497       $ 73,418       $  3,983
    Add:
      Amortization of program
        broadcast rights ..........         2,205          2,367          4,276          4,650
      Depreciation and amortization         7,008          7,035         12,204         14,254
      Corporate expenses ..........         1,451          1,459          2,800          3,123
    Less:
      Payments on program
        broadcast liabilities .....        (1,845)        (2,356)        (4,163)        (4,702)
      Net gain on sale of stations.          (205)             -        (61,505)             -
                                         --------       --------       --------       --------
Broadcast cash flow ...............      $ 17,198       $ 14,002       $ 27,030       $ 21,308
                                         ========       ========       ========       ========


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     The following table provides both historical information and same station information for the three months ended June 30, 2000 and 2001. The same station information gives effect to the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 2000.

                                                          Historical                            Same Station(a)
                                                 Three Months Ended June 30,              Three Months Ended June 30,
                                                 ---------------------------              ---------------------------
                                               2000          2001       % Change        2000         2001        % Change
                                               ----          ----       --------        ----         ----        --------
                                                                            (In thousands)
Local/regional........................        $26,144      $24,966        (4.5)%      $25,877      $24,880         (3.9)%
National..............................         16,175       14,030       (13.3)        16,111       13,963        (13.3)
Political.............................          1,462          457       (68.7)         1,460          457        (68.7)
Other  ...............................          4,754        4,547        (4.4)         4,692        4,535         (3.3)
                                              -------      -------        ----        -------      -------         ----
                                               48,535       44,000        (9.3)        48,140       43,835         (8.9)
Direct costs..........................          7,018        6,000       (14.5)         6,722        5,896        (12.3)
                                              -------      -------        ----        -------      -------         ----
Net revenues..........................        $41,517      $38,000        (8.5)%      $41,418      $37,939         (8.4)%
Operating expenses:
    Selling, technical and program
      expenses........................         18,383       18,023        (2.0)        18,246       17,990         (1.4)
    General and administrative........          6,296        5,986        (4.9)         6,191        5,974         (3.5)
    Depreciation and amortization.....          7,008        7,035         0.4          7,008        7,035          0.4
    Corporate.........................          1,451        1,459         0.6          1,451        1,459          0.6
                                              -------      -------      ------        -------      -------        -----
                                               33,138       32,503       (1.9)         32,896       32,458         (1.3)
Gain (loss) on sale of stations, net..            205            -      (100.0)             -            -            -
                                              -------      -------        ----        -------      -------         ----
Operating income (loss)...............        $ 8,584      $ 5,497       (36.0)%      $ 8,522      $ 5,481        (35.7)%
                                              =======      =======      ======        =======      =======        =====
Broadcast cash flow...................        $17,198      $14,002       (18.6)%      $17,341      $13,986        (19.3)%
Broadcast cash flow margin............           41.4%        36.8%                      41.9%        36.9%
Adjusted EBITDA.......................        $15,747      $12,543       (20.3)%      $15,890      $12,527        (21.2)%
Adjusted EBITDA margin................           37.9%        33.0%                      38.4%        33.0%

------------
(a)  Excludes Benedek Cable, Inc., a nonrecourse subsidiary.

     Net revenues. Our net revenues in the second quarter of 2001 were $38.0 million as compared to $41.5 million for the same period in 2000. The $3.5 million or 8.5% decrease in net revenues was due to the continued weakness in advertising revenues as a result of prevailing economic conditions. A $2.1 million or 13.3% decline in national advertising revenue negatively impacted our net revenues from the same period in 2000. Local/regional revenues were impacted by a lesser amount and were $25.0 million in the three months ended June 30, 2001 as compared to $26.1 million for the same period in 2000, a decrease of 4.5%. Also contributing to the decline in our net revenues was a $1.0 million decrease in political advertising revenue for the second quarter 2001 as compared to the same period in 2000.

     Operating expenses. Our operating expenses in the second quarter of 2001 were reduced by $0.6 million or 1.9% to $32.5 million as compared to $33.1 million in the same period in 2000. The reduction in operating expenses was accomplished by the realization of cost saving measures implemented earlier in 2001. As a percentage of net revenues, operating expenses increased to 85.5% for the second quarter of 2001 as compared to 79.8% in the second quarter in 2000 due to the relatively fixed nature of our expenses.

     Gain on sale of stations, net. In the second quarter of 2000, we adjusted upward our gain on the sale of stations by $0.2 million. We exchanged the assets of WWLP-TV with a fair market value of $123.0 million and $18.0 million in cash for the assets of KAKE-TV and WOWT-TV effective on March 31, 2000. We also sold KOSA-TV on March 21, 2000 for $8.0 million.

     Operating income. Our operating income for the second quarter 2001 decreased $3.1 million to $5.5 million from $ 8.6 million for the same period in 2000 primarily as a result of the weakness in advertising revenues.

     Financial income (expense). Our financial income (expense) for the second quarter 2001 declined by $1.2 million or 9.8% to a net expense of $10.8 million from $12.0 million in the same period in 2000. The reduced level of interest expense was the result of lower interest rates in 2001.

     Income tax benefit (expense). Our income tax benefit in the second quarter 2001 was $1.7 million as compared to $1.8 million for the second quarter 2000.

     Net Income. Our net loss was $(3.6) million for the second quarter 2001 as compared to $(1.6) million for the corresponding period in 2000 as a result of factors noted above.

     Broadcast cash flow. Broadcast cash flow for the second quarter 2001 decreased $3.2 million or 18.6% to $14.0 million from $17.2 million for the second quarter 2000. As a percentage of net revenues, broadcast cash flow margin decreased to 36.8% for the second quarter 2001 from 41.4% for the second quarter 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     The following table provides both historical information and same station information for the six months ended June 30, 2000 and 2001. The same station information gives effect to the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 2000.

                                                          Historical                            Same Station(a)
                                                  Six Months Ended June 30,                Six Months Ended June 30,
                                                  -------------------------                -------------------------
                                               2000          2001       % Change        2000         2001        % Change
                                               ----          ----       --------        ----         ----        --------
                                                                            (In thousands)
Local/regional........................        $45,726      $46,117         0.9%       $47,886      $45,907         (4.1)%
National..............................         28,363       25,153       (11.3)        29,342       25,021        (14.7)
Political.............................          2,294          853       (62.8)         2,363          853        (63.9)
Other  ...............................          8,918        8,710        (2.3)         9,014        8,677         (3.7)
                                              -------      -------        ----        -------      -------         ----
                                               85,301       80,833        (5.2)        88,605       80,458         (9.2)
Direct costs..........................         12,050       10,896        (9.6)        12,205       10,620        (13.0)
                                              -------      -------        ----        -------      -------         ----
Net revenues..........................        $73,251      $69,937        (4.5)%      $76,400      $69,838         (8.6)%
Operating expenses:
    Selling, technical and program
      expenses........................         34,451       36,401         5.7         36,348       36,311         (0.1)
    General and administrative........         11,883       12,176         2.5         12,439       12,134         (2.5)
    Depreciation and amortization.....         12,204       14,254        16.8         14,028       14,254          1.6
    Corporate.........................          2,800        3,123        11.5          2,800        3,123         11.5
                                              -------      -------        ----        -------      -------         ----
                                               61,338       65,954         7.5         65,615       65,822          0.3
Gain (loss) on sale of stations, net..         61,505            -      (100.0)             -            -            -
                                              -------      -------        ----        -------      -------         ----
Operating income (loss)...............        $73,418      $ 3,983       (94.6)%      $10,785      $ 4,016        (62.8)%
                                              =======      =======      ======        =======      =======        =====
Broadcast cash flow...................        $27,030      $21,308       (21.2)%      $27,985      $21,341        (23.7)%
Broadcast cash flow margin............           36.9%        30.5%                      36.6%       30.6%
Adjusted EBITDA.......................        $24,230      $18,185       (24.9)%      $25,185      $18,218        (27.7)%
Adjusted EBITDA margin................           33.1%        26.0%                      33.0%        26.1%

------------
(a)  Excludes Benedek Cable, Inc., a nonrecourse subsidiary.

     Net revenues. Our net revenues in the first six months of 2001 were $69.9 million as compared to $73.3 million for the same period in 2000, a decrease of $3.4 million. A $3.2 million or 11.3% decline in national advertising revenue negatively impacted our net revenues. A $0.4 million or 0.9% increase in local/regional revenue partially offset the decline in national advertising revenue.

     On a same station basis, our net revenues for the first six months of 2001 declined by $6.6 million or 8.6% to $69.8 million as compared to $76.4 million in the corresponding period of 2000 as a result of prevailing economic conditions. A $4.3 million or 14.7% decline in national advertising revenue caused most of the decrease. In addition, political advertising revenues decreased by $1.5 million for the first six months of 2001 due to the absence of national political races in odd-numbered years. On a same station basis, local/regional revenues for the first six months of 2001 were also lower by $2.0 million or 4.1% from the same period in 2000. Local/regional revenues declined less than national revenues because of our continued focus on our local markets and strong relationships with customers at that level.

     Operating expenses. Our operating expenses in the first six months of 2001 increased by $4.7 million or 7.5% to $66.0 million from $61.3 million in the corresponding period of 2000. The increase in operating expenses was caused by the change in the mix of our stations, with the March 2000 addition of KAKE-TV and WOWT-TV and the disposition of WWLP-TV and KOSA-TV. As a percentage of net revenues, operating expenses increased to 94.3% for the first six months of 2001 as compared to 83.7% for the corresponding period of 2000. On a same station basis, our operating expenses for the first six months of 2001 were $65.8 million, a $0.2 million or 0.3% increase from $65.6 million for the same period in 2000.

     Gain on sale of stations, net. We recognized a gain of $61.2 million for the first six months of 2000 as a result of the exchange of the assets of WWLP-TV with a fair market value of $123.0 million and $18.0 million in cash for the assets of KAKE-TV and WOWT-TV. We also realized a $0.3 million gain on the sale of KOSA-TV in 2000. KOSA-TV was sold on March 21, 2000 for $8.0 million.

     Operating income. Our operating income for the first six months of 2001 was $4.0 million as compared to $73.4 million for the same period in 2000. The change in operating income was caused by the gain on the sale of stations in the first quarter of 2000. On a same station basis, operating income for the first six months of 2001 was $4.0 million as compared to $10.8 million for the corresponding period of 2000 and reflects the lowered revenues of 2001. As a percentage of net revenues, operating income on a same station basis was 5.8% for the first half of 2001 as compared to 14.1% in the corresponding period of 2000.

     Financial income (expense). Our financial income (expense) for the first six months of 2001 decreased $1.0 million or 4.2% to a net expense of $22.4 million from $23.4 million in the corresponding period of 2000 as a result of lower interest rates in 2001.

     Income tax benefit (expense). Our income tax benefit for the first six months of 2001 was $6.5 million compared to income tax expense of $30.8 million for the corresponding period of 2000. The $37.3 million decrease in income tax expense in the first six months of 2001 was due primarily to the tax effect of the $61.5 million gain on the sale of WWLP-TV and KOSA-TV in the first half of 2000. For tax return purposes, the sale of the WWLP-TV assets was treated as an exchange for the assets of KAKE-TV and WOWT-TV under the Internal Revenue Service like-kind exchange rules. As such, we had a $2.2 million gain for tax purposes.

     Net income (loss). Our net loss was $11.9 million for the first six months of 2001 as compared to net income of $19.2 million for the corresponding period of 2000.

     Broadcast cash flow. Broadcast cash flow for the first six months of 2001 decreased $5.7 million or 21.2% to $21.3 million from $27.0 million for the six months ended June 30, 2000. As a percentage of net revenues, broadcast cash flow margin decreased to 30.5% for the six months ended June 30, 2001 from 36.9% for the same period in 2000.

     On a same station basis, broadcast cash flow for the first six months of 2001 decreased $6.7 million or 23.7% to $21.3 million from $28.0 million for the same period in 2000. As a percentage of net revenues, broadcast cash flow margin on a same station basis decreased to 30.6% for the six months ended June 30, 2001 from 36.6% for the corresponding period in 2000.

Liquidity and Capital Resources

     Cash flows from operating activities. Cash flows from operating activities are our primary source of liquidity and were $9.2 million for the first six months of 2001 compared to $4.3 million for the same period in 2000. Excluding the gain on sale of stations and depreciation and amortization, the $5.9 million decline in operating income was offset by a $4.0 million reduction in working capital primarily from improved collections of receivables. In addition, cash payments of interest were $2.0 million lower in the period and a net refund of income taxes of $1.5 million was received in 2001 as compared to $2.2 million paid in 2000.

     Cash flows from investing activities. Cash flows from investing activities were $(5.7) million for the first six months of 2001, as compared to $(6.7) million for the same period in 2000. In 2000, we paid $8.6 million to complete the acquisition of KAKE-TV and WOWT-TV. We also received $7.6 million from the sale of KOSA-TV, net of fees paid. Cash purchases of property and equipment were $5.7 million for first six months of 2001 as compared to $5.5 million for the same period in 2000.

     The FCC has required that all of our stations commence digital operations by May 1, 2002. We anticipate incurring capital expenditures of $18.0 million in 2001 and thereafter in connection with our conversion to digital operations. In order to accommodate the conversion to digital and maintain our historical capital expenditure levels, we have reduced our plans for other non-essential capital expenditures in 2001 and 2002. We anticipate that such expenditures will be paid for through cash generated from operations, purchase money financing or borrowing under our revolving credit facility when amended.

     We anticipate that approximately half of our stations will have commenced digital operations by May 1, 2002. We intend to request extensions from the FCC for the remaining stations to enable us to complete the digital build-out of those stations after May 1, 2002. Although there can be no assurance that the FCC will so act, we anticipate that the FCC will grant us such extensions. Although we believe it is highly unlikely, there is a remote possibility that we could lose the FCC license for a station that does not build-out within the time allowed by the FCC.

     Cash flows from financing activities. Cash flows from financing activities were $(3.5) million for the first six months of 2001 compared to $1.8 million for the same period in 2000. During the first six months of 2001, we made $3.2 million of principal payments on certain of our indebtedness. As of June 30, 2001, the aggregate principal amount owed under our credit facility was $276.0 million.

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

     Our ability to draw funds under the revolver is limited by our level of earnings and our ability to meet certain financial covenants. At June 30, 2001, we had borrowed $220.0 million under the term loan portion of our credit facility. At that date, we also had borrowed $56.0 million under the revolver portion of the facility. Due to reduced levels of earnings for the first half of 2001 and the inclusion of the senior subordinated discount notes in the computation of certain ratios at June 30, 2001, we are unable at this time to borrow additional funds under the revolver portion of the credit facility.

     Our senior subordinated discount notes were issued in 1996, mature on May 15, 2006 and yield 13 1/4% per annum. Cash interest on our senior subordinated discount notes began to accrue on May 15, 2001 and the first cash interest payment is due on November 15, 2001. Thereafter, cash interest will accrue until maturity payable semiannually. The senior subordinated discount notes are subordinated to all our other senior debt. Effective on the date that cash interest began accruing on the senior subordinated discount notes, the total principal of $154.7 million was included in our total debt ratio under our credit facility.

     At June 30, 2001, we were not in compliance with the senior debt ratio under our credit facility. The senior debt ratio at June 30, 2001 was 5.35 and the maximum senior leverage ratio under the credit facility was 5.0. The non-compliance results from the decline in operating results this year. We were also not in compliance with our total debt ratio at June 30, 2001. Total debt includes our senior subordinated discount notes which began to accrue cash interest in May 2001. The total debt ratio at June 30, 2001 was 8.28 and the maximum total debt ratio was 7.0. We have requested and expect to obtain from our senior lenders a forbearance through September 15, 2001 with respect to the foregoing non-compliance. The purpose of the forbearance agreement is to provide us with additional time in which to complete a proposal to the senior lenders for an amendment to the credit facility which would include, among other things, a permanent waiver of the non-compliance as of June 30, 2001. If the Company's permanent waiver proposal is not accepted by the senior lenders by September 15, 2001, the June 30, 2001 defaults will be re-instated. Our permanent waiver proposal will also require that prior to the end of 2002, we complete deleveraging transactions, such as asset sales, so that at the end of 2002 we will be in compliance with the financial ratios that are contained in the current credit facility. The proposal will also adjust the financial ratio requirements for the balance of 2001 and for the first three quarters of 2002 to reflect our current projections. The completion of the amendment will also require the Company to address the payment of cash interest on the senior subordinated discount notes. There can be no assurance that a permanent waiver proposal will be acceptable to the senior lenders. The entire outstanding balance of the Company's credit facility, which totals $276,000,000, has been classified as a current liability as a result of this uncertainty.

     We also face the requirement of paying cash interest on the senior subordinated discount notes in November of this year. Under the terms of the current credit facility, such payment may be blocked by the senior lenders if we are not in compliance with our financial ratios. While we will propose to our senior lenders financial covenants that we believe we can comply with during the balance of 2001 and throughout 2002, we believe that any waiver and amendment that our senior lenders would approve will still prohibit us from paying cash interest on the senior subordinated discount notes as required. Therefore we anticipate that any proposal we make to the holders of our senior subordinated discount notes to amend or restructure the terms thereof will require substantially reduced cash interest requirements on the senior subordinated discount notes or on indebtedness that we might issue in exchange therefor. If the Company's obligation to pay cash interest on the senior subordinated discount notes on November 15, 2001 is not modified and the Company fails to pay such interest when due, the noteholders will be entitled to accelerate their debt and exercise their remedies. We continue to explore a number of alternatives to address our cash interest obligations on the senior subordinated discount notes and our non-compliance with the credit facility. There can be no assurance that any proposal we make will be acceptable to the holders of the senior subordinated discount notes.

     We anticipate that net revenues and broadcast cash flow for the second half of 2001 will be significantly lower than in the corresponding period of 2000 due to the general economic downturn, continued weakness in national advertising revenues and a significant decrease in political advertising revenues. We therefore anticipate that broadcast cash flow for 2001 will decline by approximately 20% from 2000. We have implemented a cost reduction plan while working to improve our local advertising results through our local focus. While we anticipate that the plan will mitigate some of the expected revenue shortfall in the second half of the year, the significance of the downturn in national and political advertising revenues will not be offset by such cost reductions.

       We believe that our Adjusted EBITDA will be sufficient to finance the operating requirements of our stations, debt service requirements with respect to our credit facility and currently anticipated capital expenditures for the year 2001. However, unless we are able to obtain a deferral of the payments under our senior subordinated discount notes or otherwise restructure such obligations, our Adjusted EBITDA may not be sufficient to finance debt service requirements on our senior subordinated discount notes. In any event, as noted above, our credit facility does not permit, and we anticipate that any amendment to our credit facility will not permit, payment of cash interest on our senior subordinated discount notes as required. We are exploring a number of alternatives to address our cash interest obligations on our senior subordinated discount notes. However, there can be no assurance that any of these alternatives will be successful.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     During August 1999, in accordance with certain covenants of our credit facility, we entered into an interest rate cap agreement, which matures in September 2001. The agreement reduces the impact of changes in interest rates on our floating-rate long-term debt. That agreement effectively entitles us to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 8.00% on a notional amount totaling $70,000,000 subject to an amortization schedule. As of June 30, 2001, the settlement rate was 3.75%.


                                     PART II

Item 1. Legal Proceedings.

     We are currently and from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

Item 3. Defaults Upon Senior Securities.

     See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the Company's non-compliance with certain of its financial covenants under its credit facility.


Item 6. Exhibits and Reports on Form 8-K.

     (a)(3) Exhibits.

3.1 -- Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Benedek
         Communications Corporation's Registration Statement on Form S-4,
         File No. 333-09529, filed on August 2, 1996 (the "S-4
         Registration Statement").
3.2 -- By-Laws of Benedek Communications Corporation incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.
3.3  --  Certificate of Designation of the Powers, Preferences and
         Relative, Participating, Optional and Other Special Rights of 11
         1/2% Senior Exchangeable Preferred Stock and Qualifications,
         Limitations and Restrictions thereof, of Benedek Communications
         Corporation, incorporated by reference to Exhibit 3.3 to Benedek
         Communications Corporation's Registration Statement on Form S-4,
         File No. 333-56367, filed on June 9, 1998 (the "1998 S-4
         Registration Statement").
3.4  --  Certificate of Designation, Preferences and Relative,
         Participating, Optional and Other Special Rights of Series C
         Junior Discount Preferred Stock and Qualifications, Limitations and Restrictions thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration
         Statement.
4.1  --  Indenture dated as of May 15, 1996 between Benedek
         Communications Corporations and United States Trust Company of
         New York, relating to the 13 1/4% Senior Subordinated Discount
         Notes due 2006, incorporated by reference to Exhibit 4.1 to the S-4 Registration Statement.
4.2  --  Form of 13 1/4% Senior Subordinated Discount Note due 2006 of
         Benedek Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4
         Registration Statement.
4.3  --  Certificate of Designation of the Powers, Preferences and
         Relative, Participating, Optional and Other Special Rights of 11
         1/2% Senior Exchangeable Preferred Stock and Qualifications,
         Limitations and

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


                               BENEDEK COMMUNICATIONS CORPORATION
                                             (Registrant)


                                    By:   /s/ K. JAMES YAGER
                                         ......................................

                                          K. James Yager
                                          President and Chief Operating Officer
                                          (Authorized Officer)


                                    By:   /s/ MARY L. FLODIN
                                         ......................................

                                          Mary L. Flodin
                                          Senior Vice President and Treasurer
                                          (Principal Accounting Officer)

                                          DATE:     August 14, 2001