Form 10-Q
period 2001-09-30
BENEDEK COMMUNICATIONS CORP
filed 2001-11-14
CIK 1017522

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                        COMMISSION FILE NUMBER: 333-09529
                                 --------------

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

     Indicate the number of shares outstanding of each of Benedek Communications Corporation's classes of common stock, as of the latest practicable date: At November 12, 2001 there were outstanding 7,400,000 shares of Class B common stock, $0.01 par value, and no shares of Class A common stock, $0.01 par value.

================================================================================

                       BENEDEK COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

Item
Number                                        PART I - Financial Information                              Page
------                                                                                                    ----
Item 1.            Financial Statements
                   Introductory Comments...............................................................       2
                   Consolidated Balance Sheets as of December 31, 2000
                       and September 30, 2001..........................................................       3
                   Consolidated Statements of Operations for the Three Months Ended
                       September 30, 2000 and 2001.....................................................       4
                   Consolidated Statements of Operations for the Nine Months Ended
                       September 30, 2000 and 2001.....................................................       5
                   Consolidated Statements of Stockholders' (Deficit) for the Nine
                       Months Ended September 30, 2001.................................................       6
                   Consolidated Statements of Cash Flows for the Nine Months Ended
                       September 30, 2000 and 2001.....................................................       7
                   Notes to Consolidated Financial Statements..........................................       9

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.......................................................................      13
Item 3.            Quantitative and Qualitative Disclosures About Market Risk..........................      20


                                              PART II - Other Information
Item 1.            Legal Proceedings...................................................................      20
Item 3.            Defaults Upon Senior Securities.....................................................      20
Item 6.            Exhibits and Reports on Form 8-K....................................................      21
Signatures ............................................................................................      22


               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Introductory Comments:

         This Form 10-Q is filed, without audit, according to the Securities Exchange Act of 1934, as amended, for Benedek Communications Corporation. Unless the context indicates a different meaning, the terms "we", "us", "our", "our company", the "Company" and "Benedek Communications" mean Benedek Communications Corporation and its subsidiaries on a consolidated basis. The term "Benedek Broadcasting" means Benedek Broadcasting Corporation, a wholly-owned subsidiary of Benedek Communications, and its subsidiaries:

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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                December 31,    September 30,
                                                                    2000            2001
                                                                    ----            ----
                                                                         (Unaudited)
                                       ASSETS                          (In thousands)

Current Assets
   Cash and cash equivalents ..................................   $   3,983    $   3,368
   Receivables
      Trade, net ..............................................      30,108       25,300
      Notes receivable-officers ...............................          15          720
      Other ...................................................         935          669
   Current portion of program broadcast rights ................       5,917        8,175
   Prepaid expenses ...........................................       1,957        2,422
   Deferred income taxes ......................................       1,138        1,067
                                                                  ---------    ---------
             Total current assets .............................      44,053       41,721
                                                                  ---------    ---------

Property and equipment ........................................      74,911       73,821
                                                                  ---------    ---------
Intangible assets .............................................     381,914      373,779
                                                                  ---------    ---------
Other assets
   Program broadcast rights, less current portion .............         854        1,765
   Deferred loan costs ........................................       4,627        4,528
   Notes receivable-officers ..................................       1,702          982
   Other ......................................................         201          261
                                                                  ---------    ---------
                                                                      7,384        7,536
                                                                  ---------    ---------
                                                                  $ 508,262    $ 496,857
                                                                  =========    =========
                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities
   Current maturities of notes payable ........................   $   1,460    $ 431,911
   Current portion of program broadcast liabilities ...........       9,188        9,822
   Accounts payable and accrued expenses ......................      12,449       19,777
   Deferred revenue ...........................................         579          604
                                                                  ---------    ---------
             Total current liabilities ........................      23,676      462,114
                                                                  ---------    ---------

Long-Term Obligations
   Notes payable ..............................................     431,482        6,493
   Program broadcast liabilities ..............................         329        2,891
   Deferred revenue ...........................................       1,877        1,462
   Deferred income taxes ......................................      51,065       42,384
                                                                  ---------    ---------
                                                                    484,753       53,230
                                                                  ---------    ---------
Senior exchangeable preferred stock, liquidation
   preference, 2000-$134,721 and 2001-$146,678 ................     139,636      153,080
                                                                  ---------    ---------
Seller junior discount preferred stock, liquidation preference,
     2000-$64,426 and 2001-$70,284 ............................      65,928       75,452
                                                                  ---------    ---------


Stockholders' (Deficit)
   Common stock, Class A ......................................        --           --
   Common stock, Class B ......................................          74           74
   Additional paid-in capital .................................     (66,413)     (68,085)
   Accumulated deficit ........................................    (138,733)    (178,319)
   Stockholder's note receivable ..............................        (659)        (689)
                                                                  ---------    ---------
                                                                   (205,731)    (247,019)
                                                                  ---------    ---------
                                                                  $ 508,262    $ 496,857
                                                                  =========    =========



   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              Three Months Ended September 30,
                                              -------------------------------
                                                     2000              2001
                                                     ----              ----
                                                         (Unaudited)
                                               (In thousands, except share and
                                                       per share data)
Net revenues .............................       $   39,519        $   32,726
                                                 ----------        ----------

Operating expenses:
   Selling, technical and program expenses           18,608            17,365
   General and administrative ............            6,310             6,008
   Depreciation and amortization .........            7,253             6,861
   Corporate .............................            1,477             1,319
                                                 ----------        ----------
                                                     33,648            31,553
                                                 ----------        ----------

Gain on sale of stations .................               32              --
                                                 ----------        ----------

            Operating income .............            5,903             1,173
                                                 ----------        ----------

Financial income (expense):
   Interest expense:
       Cash interest .....................           (7,389)          (10,702)
       Other interest ....................           (5,004)             (194)
                                                 ----------        ----------
                                                    (12,393)          (10,896)

   Interest income .......................              112                35
                                                 ----------        ----------
                                                    (12,281)          (10,861)
                                                 ----------        ----------

(Loss) before income tax .................           (6,378)           (9,688)

Income tax benefit .......................            2,396             3,459
                                                 ----------        ----------

Net (loss) ...............................           (3,982)           (6,229)

Preferred stock dividends and accretion ..           (6,662)           (7,864)
                                                 ----------        ----------

Net (loss) applicable to common stock ....       $  (10,644)       $  (14,093)
                                                 ==========        ==========

Basic and diluted (loss) per common share        $    (1.44)       $    (1.90)
                                                 ==========        ==========
Weighted-average common shares outstanding        7,400,000         7,400,000
                                                 ==========        ==========


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Nine Months Ended September 30,
                                                           -----------------------------------
                                                                2000                 2001
                                                                ----                 ----
                                                                       (Unaudited)
                                                             (In thousands, except share and
                                                                     per share data)
Net revenues .....................................          $   112,770           $   102,663
                                                            -----------           -----------

Operating expenses:
   Selling, technical and program expenses .......               53,059                53,766
   General and administrative ....................               18,193                18,184
   Depreciation and amortization .................               19,457                21,115
   Corporate .....................................                4,277                 4,442
                                                            -----------           -----------
                                                                 94,986                97,507
                                                            -----------           -----------

Gain on sale of stations .........................               61,537                  --
                                                            -----------           -----------

            Operating income .....................               79,321                 5,156
                                                            -----------           -----------

Financial income (expense):
   Interest expense:
       Cash interest .............................              (21,073)              (25,410)
       Other interest ............................              (15,024)               (7,991)
                                                            -----------           -----------
                                                                (36,097)              (33,401)

   Interest income ...............................                  424                   121
                                                            -----------           -----------
                                                                (35,673)              (33,280)
                                                            -----------           -----------

Income (loss) before income tax ..................               43,648               (28,124)

Income tax (expense) benefit .....................              (28,412)                9,960
                                                            -----------           -----------

Net income (loss) ................................               15,236               (18,164)

Preferred stock dividends and accretion ..........              (16,886)              (22,966)
                                                            -----------           -----------

Net (loss) applicable to common stock ............          $    (1,650)          $   (41,130)
                                                            ===========           ===========

Basic and diluted earnings (loss) per common share          $     (0.22)          $     (5.56)
                                                            ===========           ===========
Weighted-average common shares outstanding .......            7,400,000             7,400,000
                                                            ===========           ===========



   The accompanying notes are an integral part of the consolidated financial statements.

              BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                      Nine Months Ended September 30, 2001


                                                           Additional                   Stockholder's
                                              Common        Paid-In       Accumulated      Note
                                               Stock        Capital        Deficit       Receivable       Total
                                             ---------     ---------      ---------      ---------      ---------
                                                                               (Unaudited)
                                                                              (In thousands)
Balance at December 31, 2000 ...........     $      74     $ (66,413)     $(138,733)     $    (659)     $(205,731)
   Accretion to senior preferred stock..          --          (1,544)         --              --           (1,544)
   Dividends on preferred stock ........          --            --          (21,422)          --          (21,422)
   Repurchase of initial warrants ......          --            (158)          --             --             (158)
   Accrued interest on note receivable..          --              30           --              (30)          --
   Net (loss) ..........................          --            --          (18,164)          --          (18,164)
                                             ---------     ---------      ---------      ---------      ---------
Balance at September 30, 2001 ..........     $      74     $ (68,085)     $(178,319)     $    (689)     $(247,019)
                                             =========     =========      =========      =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                          2000           2001
                                                                                          ----           ----
                                                                                             (Unaudited)
                                                                                            (In thousands)

Cash flows from operating activities
   Net income (loss) .............................................................     $ 15,236      $(18,164)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Amortization of program broadcast rights ................................        6,656         7,004
         Depreciation and amortization ...........................................       11,581        12,978
         Amortization and write-off of intangibles and deferred loan costs .......        9,077         8,946
         Amortization of note discount ...........................................       13,757         7,124
         Deferred income taxes ...................................................       26,103        (8,610)
         Net gain on sale of stations ............................................      (61,537)         --
   Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
         Receivables .............................................................        1,440         5,074
         Prepaid expenses and other ..............................................         (263)         (465)
         Payments on program broadcast liabilities ...............................       (6,423)       (6,975)
         Accounts payable and accrued expenses ...................................         (949)        7,079
         Deferred revenue ........................................................         (420)         (359)
                                                                                       --------      --------
           Net cash provided by operating activities .............................       14,258        13,632
                                                                                       --------      --------

Cash flows from investing activities
   Purchase of property and equipment ............................................       (7,541)       (9,773)
   Payment for acquisition of stations ...........................................       (8,584)         --
   Proceeds from sale of stations ................................................        7,632          --
   Disbursements on notes receivable-officers, net of payments ...................         --              15
   Other, net ....................................................................         (614)          (56)
                                                                                       --------      --------
           Net cash (used in) investing activities ...............................       (9,107)       (9,814)
                                                                                       --------      --------

Cash flows from financing activities
   Principal payments on notes payable ...........................................       (3,478)       (1,063)
   Net borrowings (payments) on revolver .........................................        2,500        (2,500)
   Proceeds from notes payable ...................................................          540          --
   Redemption of discount notes ..................................................       (2,394)         --
   Repurchase of initial warrants ................................................         --            (158)
   Other, net ....................................................................         --            (712)
                                                                                       --------      --------
           Net cash (used in) financing activities ...............................       (2,832)       (4,433)
                                                                                       --------      --------
           Increase (decrease) in cash and cash equivalents ......................        2,319          (615)
Cash and cash equivalents:
     Beginning ...................................................................        3,278         3,983
                                                                                       --------      --------
     Ending ......................................................................     $  5,597      $  3,368
                                                                                       ========      ========


         The accompanying notes are an integral part of the consolidated financial statements.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                            2000            2001
                                                                            ----            ----
                                                                               (Unaudited)
                                                                             (In thousands)

Supplemental Disclosure of Cash Flow Information:
  Cash payments for interest .......................................     $  20,661      $  17,169
  Cash payments (refunds) of income taxes ..........................         2,185         (1,537)
                                                                         =========      =========

Supplemental Schedule of Noncash Investing and Financing Activities:
  Acquisition of program broadcast rights ..........................     $   7,750      $  10,173
  Notes payable incurred for purchase of property and equipment ....           518          1,901
  Equipment acquired by barter transactions ........................           143            249
  Dividends accrued on preferred stock .............................        15,312         21,422
  Accrued interest on note receivable stockholder added to
     additional paid-in capital ....................................            29             30
  Accretion to senior preferred stock ..............................         1,574          1,544
                                                                         =========      =========

Acquisition of stations:
  Property and equipment acquired at fair market value .............     $  25,693      $    --
  Intangible assets acquired .......................................       117,426           --
  Program broadcast rights acquired ................................           932           --
  Program broadcast liabilities assumed ............................          (868)
  Assumption of pension liability ..................................        (1,305)          --
  Other, net .......................................................           (39)          --
                                                                         ---------      ---------
                                                                           141,839           --
  Less:  Fair value of assets swapped ..............................      (122,961)          --
                                                                         ---------      ---------
  Cash purchase price, including fees paid .........................        18,878           --
  Less:  Deposits and costs paid in prior year .....................       (10,294)          --
                                                                         ---------      ---------
  Payment for acquisition of stations ..............................     $   8,584      $    --
                                                                         =========      =========

Sale of stations:
  Property and equipment sold ......................................     $   8,876      $    --
  Intangible assets sold ...........................................        60,258           --
  Program broadcast rights sold ....................................           351           --
  Program broadcast liabilities transferred ........................          (338)          --
  Other, net .......................................................           (91)          --
                                                                         ---------      ---------
                                                                            69,056           --
  Gain recognized on sale of stations ..............................        61,537           --
                                                                         ---------      ---------
                                                                           130,593           --
  Less:  Fair value of assets swapped ..............................      (122,961)          --
                                                                         ---------      ---------
  Proceeds from sale of station, net of fees paid ..................     $   7,632      $    --
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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in violation of certain ratios under its credit facility. The senior lenders have elected to block payments of interest on the Company's senior subordinated discount notes for a period of 179 days, commencing on November 7, 2001. As a result of such payment blockage, the Company will be unable to fulfill its obligation for the initial payment of cash interest on the senior subordinated discount notes due on November 15, 2001. Commencing on December 15, 2001, the holders of the senior subordinated discount notes will be entitled to accelerate the indebtedness evidenced by the senior subordinated discount notes and exercise their remedies as discussed in Note C below. These facts raise substantial doubt with respect to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, other than the classification of the entire balance of the Company's credit facility, which totals $276,000,000, and senior subordinated discount notes, which totals $154,670,000, as current liabilities.


In light of the events set forth above, we will be reviewing our intangible and other long-lived assets for impairment in accordance with Financial Accounting Standards Board Statement 121. In connection with our review, we anticipate that there may be an impairment charge in the fourth quarter of 2001. However, we have not completed the full assessment of such impairment charge and, therefore, we are unable to estimate its impact at this time.


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

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The exchange was recorded as a separate sale and acquisition of stations, with the acquisition of KAKE-TV and WOWT-TV accounted for under the purchase method of accounting. Accordingly, the results of the operations for KAKE-TV and WOWT-TV are included in the Company's consolidated financial statements since the date of acquisition, March 31, 2000.

     The total purchase price and costs of the acquisition of KAKE-TV and WOWT-TV was approximately $142,000,000, which consisted of the fair market value of the WWLP-TV assets, of approximately $123,000,000, a cash payment of $18,000,000 and fees and costs of the transaction. During 1999, the Company deposited $10,000,000 into an escrow account related to this transaction. During 2000, the remaining $8,000,000 was funded from the proceeds of the sale of KOSA-TV discussed below. The purchase price was allocated to acquired assets and liabilities based on their relative fair market values as of the closing date. A gain of approximately $61,226,000 was recorded to reflect the disposition of WWLP-TV for the nine months ended September 30, 2000.

     On March 21, 2000, the Company sold the television broadcast assets of KOSA-TV, in Odessa, Texas to ICA Broadcasting I, Ltd. for a cash payment of $8,000,000. For the nine months ended September 30, 2000, a gain of approximately $311,000 was recorded on the sale of KOSA-TV, which consisted of the excess of the sale price over the book value of the assets less fees of the transaction.

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


                            Nine Months Ended September 30,
                            -------------------------------
                             2000 Pro Forma   2001 Actual
                             --------------   -----------
                         (In thousands, except per share data)

Net revenue ...........        $116,236         $ 102,663
                               ========         =========
Net income (loss) .....        $(12,301)        $ (18,164)
                               ========         =========
(Loss) per common share        $  (3.94)        $   (5.56)
                               ========         =========

(Note C) - Default Under the Credit Facility, Discount Notes and Other Financing Matters

     At September 30, 2001, the Company was not in compliance with the senior debt ratio under its credit facility. The senior debt ratio at September 30, 2001 was 5.94 and the maximum senior leverage ratio under the credit facility was 5.0. The non-compliance results from the decline in operating results this year. The Company was also not in compliance with its total debt ratio at September 30, 2001. Total debt includes the Company's senior subordinated discount notes which began to accrue cash interest in May 2001. The total debt ratio at September 30, 2001 was 9.17 and the maximum total debt ratio under the credit facility was 7.0.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Cash interest totaling $10,280,000 is required to be paid on November 15, 2001 under the terms of the Company's senior subordinated discount note indenture. The Company's senior lenders have notified the Company and the trustee under its senior subordinated discount note indenture that the senior lenders have elected to block the payment of interest due on the senior subordinated discount notes for a period of 179 days commencing on November 7, 2001. Therefore, the Company will not be making the November 15, 2001 interest payment on the senior subordinated discount notes in a timely manner. While the Company has a 30-day grace period in which to cure the payment default on the senior subordinated discount notes, the Company will not be able to cure such default unless the senior lenders lift the payment blockage.

     The Company has been actively seeking to reduce its debt burden since February 2001. The efforts currently include, among other things, exploring selective asset sales. There are active negotiations and discussions for the sale of several stations. Subsequent to September 30, 2001, a letter of intent has been signed for the sale of one station for $18.5 million, which is a multiple of 11.2x the station's projected 2001 broadcast cash flow. If the station is sold in accordance with the terms of the current letter of intent, the Company would recognize a pre-tax loss of approximately $7.2 million. However, there can be no assurance that this transaction will be completed.

     The Company's program to sell assets and reduce indebtedness is designed to put the Company in a position to service its credit facility and the interest payments on the senior subordinated discount notes, including the November 15, 2001 interest payment. However, the Company cannot provide any assurances that such asset sales will be completed on terms that would be favorable or acceptable to the Company. Also, there can be no assurance that, if material assets are sold, the Company will be able to raise funds from such sales which, together with revenues generated from operations, will be sufficient to meet its obligations as they become due. Even if the asset sales are successfully negotiated and sufficient gross proceeds are raised, there can be no assurance that the Company will not become subject to a reorganization, liquidation or bankruptcy or that the senior lenders or the holders of the senior subordinated discount notes will not take any action against the Company as a result of the defaults.

     In addition to the asset sales, the Company continues to explore other alternatives to address its cash interest obligations on the senior subordinated discount notes and the Company's non-compliance with the credit facility. However, the events of September 11, 2001 and their impact on the Company's operations, together with the continued difficult advertising revenue climate, limit the alternatives that are available to the Company. There can be no assurance that any proposal that the Company makes will be acceptable to the senior lenders or the holders of the senior subordinated discount notes. The entire outstanding balance of the Company's credit facility, which totals $276,000,000, and the obligations under the senior subordinated discount note indenture, which total $154,670,000, have been classified as current liabilities as a result of this uncertainty.


(Note D) - Commitments

     In accordance with FCC regulations, the stations are required to commence digital operations by May 1, 2002. The conversion from the current analog transmission operations will require a substantial capital outlay for the Company. During 2000, the Company entered into supplier agreements related to the conversion to digital. The Company estimates the total costs associated with the conversion to be approximately $18,000,000. Digital expenditures were approximately $610,000 in 2000 and approximately $2,765,361 in the nine months ended September 30, 2001, with the balance to be paid in the remainder of 2001 and 2002.

               BENEDEK COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Note E) - Pending Adoption of Accounting Standard

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

     The standards generally are required to be implemented by the Company in its 2002 financial statements. The Company has not yet completed its full assessment of the effects of the pronouncements on its financial statements and, therefore, is unable to estimate their effects.

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

       Our revenues are derived primarily from the sale of advertising time and, to a modest extent, from compensation paid by the networks for broadcasting network programming and barter transactions for goods and services. Revenues depend on our ability to provide programming that attracts audiences in the demographic groups targeted by advertisers. This allows us to sell advertising time at satisfactory rates. Our revenues also depend significantly on factors such as the national and local economy and the level of local competition. Our revenues, broadcast cash flow and Adjusted EBITDA have historically been highest in the fourth quarter of each year primarily due to increased advertising in anticipation of the holiday season, increased consumer spending and political advertising revenues in even numbered years. Our revenues in the first quarter are generally the lowest of the year.

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

       In the third quarter of 2001, we reported net revenues of $32.7 million compared to net revenues of $39.5 million in the third quarter of 2000. We had a net loss of $6.2 million for the third quarter of 2001 compared to a net loss of $4.0 million for the corresponding period in 2000. Adjusted EBITDA for the third quarter of 2001 was $8.1 million as compared to $13.2 million for the third quarter of 2000. Adjusted EBITDA on a same station basis for the third quarter of 2001 was $8.1 million as compared to $13.3 million for the third quarter of 2000.

       The following table sets forth certain of our historical results of operations and operating data for the periods indicated.


                                            Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                                            ---------------------------  ---------------------------
                                               2000         2001              2000           2001
                                               ----        ----              ----           ----
                                                  (In thousands)                (In thousands)

Operating income ......................     $  5,903      $  1,173          $ 79,321      $  5,156
    Add:
      Amortization of program broadcast
        rights ........................        2,380         2,354             6,656         7,004
      Depreciation and amortization ...        7,253         6,861            19,457        21,115
      Corporate expenses ..............        1,477         1,319             4,277         4,442
    Less:
       Payments on program
         broadcast liabilities ........       (2,261)       (2,273)           (6,423)       (6,975)
      Gain on sale of stations, net ...          (32)         --             (61,537)         --
                                            --------      --------          --------      --------
Broadcast cash flow ...................     $ 14,720      $  9,434          $ 41,751      $ 30,742
                                            ========      ========          ========      ========



Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

       The following table provides both historical information and same station information for the three months ended September 30, 2000 and 2001. The same station information gives effect to the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 2000.


                                                          Historical                              Same Station(a)
                                               Three Months Ended September 30,           Three Months Ended September 30,
                                               --------------------------------           --------------------------------
                                               2000          2001       % Change          2000         2001        % Change
                                               ----          ----       --------          ----         ----        --------
                                                                             (In thousands)
Local/regional .......................     $ 23,573      $ 21,992          (6.7)%     $ 23,410      $ 21,924        (6.4)%
National .............................       13,313        11,262         (15.4)        13,265        11,215       (15.5)
Political ............................        4,980           266         (94.7)         4,979           266       (94.7)
Other ................................        4,307         4,254          (1.2)         4,301         4,241        (1.4)
                                           --------      --------       -------       --------      --------     -------
                                             46,173        37,774         (18.2)        45,955        37,646       (18.1)
Direct costs .........................        6,654         5,048         (24.1)         6,481         4,948       (23.7)
                                           --------      --------       -------       --------      --------     -------
Net revenues .........................     $ 39,519      $ 32,726         (17.2)%     $ 39,474      $ 32,698       (17.2)%

Operating expenses:
    Selling, technical and program
      expenses .......................       18,608        17,365          (6.7)        18,522        17,344        (6.4)
    General and administrative .......        6,310         6,008          (4.8)         6,316         5,992        (5.1)
    Depreciation and amortization ....        7,253         6,861          (5.4)         7,253         6,861        (5.4)
    Corporate ........................        1,477         1,319         (10.7)         1,477         1,319       (10.7)
                                           --------      --------       -------       --------      --------     -------
                                             33,648        31,553          (6.2)        33,568        31,516        (6.1)
Gain (loss) on sale of stations, net..           32          --          (100.0)          --            --           --
                                           --------      --------       -------       --------      --------     -------
Operating income .....................     $  5,903      $  1,173         (80.1)%     $  5,906      $  1,182       (80.0)%
                                           ========      ========       =======       ========      ========     =======
Broadcast cash flow ..................     $ 14,720      $  9,434         (35.9)%     $ 14,756      $  9,443       (36.0)%
Broadcast cash flow margin ...........         37.2%         28.8%                        37.4%         28.9%
Adjusted EBITDA ......................     $ 13,243      $  8,115         (38.7)%     $ 13,279      $  8,124       (38.8)%
Adjusted EBITDA margin ...............         33.5%         24.8%                        33.6%         24.8%


------------
(a) Excludes Benedek Cable, Inc., a nonrecourse subsidiary.

       Net revenues. Our net revenues in the third quarter of 2001 were $32.7 million as compared to $39.5 million for the same period in 2000. The decrease in net revenues was $6.8 million or 17.2%. Commercial-free programming in the days immediately following the attacks on September 11, 2001 and the cancellation or reduction of normal advertising schedules in the subsequent weeks had a significant negative impact. We estimate that approximately $3.5 million of net advertising revenues were not realized as a result of these events. This further exacerbated an already difficult advertising climate caused by continued economic weakness and the lack of political advertising revenues in the third quarter of 2001. National advertising decreased by $2.1 million or 15.4% from the same period in 2000. Local/regional revenues were impacted by a lesser amount and were $22.0 million in the three months ended September 30, 2001 as compared to $23.6 million for the same period in 2000, a decrease of 6.7%. Also contributing to the decline in our net revenues was a $4.7 million decrease in political advertising revenue for the third quarter of 2001 as compared to the same period in 2000.

     Operating expenses. Our operating expenses in the third quarter of 2001 were $31.6, a reduction of $2.0 million or 6.2%, compared to $33.6 million in the same period in 2000. The reduction in operating expenses was accomplished by the realization of cost reduction measures implemented earlier in 2001.

     Operating income. Our operating income for the third quarter 2001 decreased $4.7 million to $1.2 million from $5.9 million for the same period in 2000 primarily as a result of the weakness in advertising revenues, and was exacerbated by commercial-free programming in the days immediately following the attacks of September 11, 2001 and the cancellation or reduction of normal advertising schedules in the subsequent weeks.

     Financial income (expense). Our financial expense for the third quarter 2001 declined by $1.4 million or 11.6% to a net expense of $10.9 million from $12.3 million in the same period in 2000. The reduced level of interest expense was the result of lower interest rates in 2001 compared to 2000.

     Income tax benefit (expense). Our income tax benefit in the third quarter of 2001 was $3.5 million as compared to $2.4 million for the third quarter of 2000, an increase of $1.1 million or 44.4%, which corresponded with the increase in our loss before income taxes.

     Net Income (loss). Our net loss was $6.2 million for the third quarter of 2001 as compared to a net loss of $4.0 million for the corresponding period in 2000 as a result of factors noted above.

     Broadcast cash flow. Broadcast cash flow for the third quarter of 2001 decreased $5.3 million or 35.9% to $9.4 million from $14.7 million for the third quarter of 2000. As a percentage of net revenues, broadcast cash flow margin decreased to 28.8% for the third quarter of 2001 from 37.2% for the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     The following table provides both historical information and same station information for the nine months ended September 30, 2000 and 2001. The same station information gives effect to the station exchange of WWLP-TV for KAKE-TV and WOWT-TV, and the sale of KOSA-TV as if the exchanges and sale were consummated prior to January 1, 2000.



                                                        Historical                                Same Station(a)
                                             Nine Months Ended September 30,              Nine Months Ended September 30,
                                             -------------------------------              -------------------------------
                                             2000          2001       % Change            2000         2001        % Change
                                             ----          ----       --------            ----         ----        --------
                                                                          (In thousands)

Local/regional .......................   $  69,299      $  68,109          (1.7)%       $  71,296      $  67,831        (4.9)%
National .............................      41,676         36,415         (12.6)           42,607         36,236       (15.0)
Political ............................       7,274          1,119         (84.6)            7,342          1,119       (84.8)
Other ................................      13,225         12,964          (2.0)           13,315         12,918        (3.0)
                                         ---------      ---------      --------         ---------      ---------    --------
                                           131,474        118,607          (9.8)          134,560        118,104       (12.2)
Direct costs .........................      18,704         15,944         (14.8)           18,686         15,568       (16.7)
                                         ---------      ---------      --------         ---------      ---------    --------
Net revenues .........................   $ 112,770      $ 102,663          (9.0)%       $ 115,874      $ 102,536       (11.5)%
Operating expenses:
    Selling, technical and program
      expenses .......................      53,059         53,766           1.3            54,870         53,655        (2.2)
    General and administrative .......      18,193         18,184          (0.1)           18,755         18,126        (3.4)
    Depreciation and amortization ....      19,457         21,115           8.5            21,281         21,115        (0.8)
    Corporate ........................       4,277          4,442           3.9             4,277          4,442         3.9
                                         ---------      ---------      --------         ---------      ---------    --------
                                            94,986         97,507           2.7            99,183         97,338        (1.9)
Gain (loss) on sale of stations, net..      61,537           --          (100.0)             --             --           --
                                         ---------      ---------      --------         ---------      ---------    --------
Operating income (loss) ..............   $  79,321      $   5,156         (93.5)%       $  16,691      $   5,198       (68.9)%
                                         =========      =========      ========         =========      =========    ========
Broadcast cash flow ..................   $  41,751      $  30,742         (26.4)%       $  42,741      $  30,784       (28.0)%
Broadcast cash flow margin ...........        37.0%         29.9%                            36.9%          30.0%
Adjusted EBITDA ......................   $  37,474      $  26,300         (29.8)%       $  38,464      $  26,342       (31.5)%
Adjusted EBITDA margin ...............        33.2%          25.6%                           33.2%          25.7%


------------
(a)      Excludes Benedek Cable, Inc., a nonrecourse subsidiary.

     Net revenues. Our net revenues in the first nine months of 2001 were $102.7 million as compared to $112.8 million for the same period in 2000, a decrease of $10.1 million. A $5.3 million or 12.6% decline in national advertising revenue negatively impacted our net revenues. Additionally, our local/regional revenues decreased by

$1.2 million or 1.7%. The lack of significant political advertising revenue in 2001 resulted in a decrease of $6.2 million in political revenue to $1.1 million for the first nine months of 2001 from $7.3 million during the corresponding period in 2000. The national crisis as a result of the September 11, 2001 attacks and the continued weakness in economic conditions also contributed to the decrease.

     On a same station basis, our net revenues for the first nine months of 2001 declined by $13.4 million or 11.5% to $102.5 million as compared to $115.9 million in the corresponding period of 2000 as a result of prevailing economic conditions. A $6.4 million or 15.0% decline in national advertising revenue caused most of the decrease. In addition, political advertising revenues decreased by $6.2 million for the first nine months of 2001 due to the absence of national political races in odd-numbered years. On a same station basis, local/regional revenues for the first nine months of 2001 were also lower by $3.5 million or 4.9% from the same period in 2000. Local/regional revenues declined less than national revenues because of our continued focus on our local markets and strong relationships with customers at that level.

     Operating expenses. Our operating expenses in the first nine months of 2001 increased by $2.5 million or 2.7% to $97.5 million from $95.0 million in the corresponding period of 2000. The increase in operating expenses was caused by the change in the mix of our stations, with the March 2000 addition of KAKE-TV and WOWT-TV and the disposition of WWLP-TV and KOSA-TV. On a same station basis, our operating expenses for the first nine months of 2001 were $97.3 million, a $1.9 million or 1.9% decrease from $99.2 million for the same period in 2000. Our operating expenses on a same station basis for the first nine months of 2001 decreased compared to the same period in 2000 as a result of our cost reduction plan.

     Gain on sale of stations, net. We recognized a gain of $61.2 million for the first nine months of 2000 as a result of the exchange of the assets of WWLP-TV with a fair market value of $123.0 million and $18.0 million in cash for the assets of KAKE-TV and WOWT-TV. We also realized a $0.3 million gain on the sale of KOSA-TV in 2000. KOSA-TV was sold on March 21, 2000 for $8.0 million.

     Operating income. Our operating income for the first nine months of 2001 was $5.2 million as compared to $79.3 million for the same period in 2000. The change in operating income was caused by the gain on the sale of stations in the first quarter of 2000. On a same station basis, operating income for the first nine months of 2001 was $5.2 million as compared to $16.7 million for the corresponding period of 2000 and reflects the lower revenues during the first nine months of 2001 compared to the same period of 2000. As a percentage of net revenues, operating income on a same station basis was 5.1% for the first nine months of 2001 as compared to 14.4% in the corresponding period of 2000.

     Financial income (expense). Our financial expense for the first nine months of 2001 decreased $2.4 million or 6.7% to a net expense of $33.3 million from $35.7 million in the corresponding period of 2000 as a result of lower interest rates in 2001 compared to the same period of 2000.

     Income tax benefit (expense). Our income tax benefit for the first nine months of 2001 was $10.0 million compared to income tax expense of $28.4 million for the corresponding period of 2000. The $38.4 million decrease in income tax expense in the first nine months of 2001 was due primarily to the tax effect of the $61.5 million gain on the sale of WWLP-TV and KOSA-TV in the first nine months of 2000. For tax return purposes, the sale of the WWLP-TV assets was treated as an exchange for the assets of KAKE-TV and WOWT-TV under the Internal Revenue Service like-kind exchange rules. As such, we had a $2.2 million gain for tax purposes.

     Net income (loss). Our net loss was $18.2 million for the first nine months of 2001 as compared to net income of $15.2 million for the corresponding period of 2000.

     Broadcast cash flow. Broadcast cash flow for the first nine months of 2001 decreased $11.1 million or 26.4% to $30.7 million from $41.8 million for the nine months ended September 30, 2000. As a percentage of net revenues, broadcast cash flow margin decreased to 29.9% for the nine months ended September 30, 2001 from 37.0% for the same period in 2000.

     On a same station basis, broadcast cash flow for the first nine months of 2001 decreased $11.9 million or 28.0% to $30.8 million from $42.7 million for the same period in 2000. As a percentage of net revenues, broadcast cash flow margin on a same station basis decreased to 30.0% for the nine months ended September 30, 2001 from 36.9% for the corresponding period in 2000.

Liquidity and Capital Resources

     Cash flows from operating activities. Cash flows from operating activities are our primary source of liquidity and were $13.6 million for the first nine months of 2001 compared to $14.3 million for the same period in 2000. Operating income, excluding the gain on sale of stations and depreciation and amortization, declined by $11.0 million during the nine month period ended September 30, 2001 compared to the corresponding period in 2000. The Company was able to partially offset the $11.0 million decline in operating income by reducing working capital by $3.3 million, excluding the accrual for interest on the senior subordinated discount notes, which reduction was generated primarily from improved collection of receivables. In addition, cash payments of interest were $3.5 million lower during the first nine months of 2001 compared to 2000. The Company also received a net refund of income taxes of $1.5 million in 2001 compared to income taxes paid of $2.2 million in 2000.

     Cash flows from investing activities. Cash flows from investing activities were $(9.8) million for the first nine months of 2001, as compared to $(9.1) million for the same period in 2000. In 2000, we paid $8.6 million to complete the acquisition of KAKE-TV and WOWT-TV. We also received $7.6 million from the sale of KOSA-TV, net of fees paid. Cash purchases of property and equipment were $9.8 million for first nine months of 2001 as compared to $7.5 million for the same period in 2000.

     The FCC has required that all of our stations commence digital operations by May 1, 2002. We have already incurred approximately $3.4 million in capital expenditures towards our digital conversion, and we anticipate incurring additional capital expenditures of $14.6 million in the balance of 2001 and thereafter. In order to accommodate the conversion to digital and maintain our historical capital expenditure levels, we have reduced our plans for other non-essential capital expenditures in 2001 and 2002. We anticipate that such expenditures will be paid for through cash generated from operations.

     We anticipate that approximately half of our 23 stations will have commenced digital operations by May 1, 2002. The FCC has implemented a process to allow broadcast companies to request an extension of time to complete the build-out to digital. We intend to request extensions from the FCC for the remaining stations to enable us to complete the digital build-out of those stations after May 1, 2002. However, there can be no assurance that the FCC will grant us such extensions. Although we believe it is highly unlikely, there is a remote possibility that we could lose the FCC license for a station that does not build-out within the time allowed by the FCC.

     Cash flows from financing activities. Cash flows from financing activities were $(4.4) million for the first nine months of 2001 compared to $(2.8) million for the same period in 2000. During the nine months ended September 30, 2000, we redeemed $2.4 million of senior subordinated discount notes. During the first nine months of 2001, we made $3.6 million of principal payments on certain of our indebtedness as compared to $0.4 million during 2000. As of September 30, 2001, the aggregate principal amount owed under our credit facility was $276.0 million.

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

     Our ability to draw funds under the revolver is limited by our level of earnings and our ability to meet certain financial covenants. At September 30, 2001, we had borrowed $220.0 million under the term loan portion of our credit facility. At that date, we also had borrowed $56.0 million under the revolver portion of the facility. Due to reduced levels of earnings for the first nine months of 2001 and the inclusion of the senior subordinated discount notes in the computation of certain ratios at September 30, 2001, we are unable at this time to borrow additional funds under the revolver portion of the credit facility.

     At September 30, 2001, we were not in compliance with the senior debt ratio under our credit facility. We were also not in compliance with these ratios for the second quarter ended June 30, 2001. The senior debt ratio at September 30, 2001 was 5.94 and the maximum senior leverage ratio under the credit facility was 5.0. The non-compliance results from the decline in operating results this year. We were also not in compliance with our total debt ratio at September 30, 2001. Total debt includes our senior subordinated discount notes which began to accrue cash interest in May 2001. The total debt ratio at September 30, 2001 was
9.17 and the maximum total debt ratio under our credit facility was 7.0. The entire outstanding balance of our credit facility, which totals $276.0 million, has been classified as a current liability as a result of our senior lenders' ability to accelerate the debt as a result of such non-compliance.

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

     On November 15, 2001, cash interest totaling $10.3 million is required to be paid under the terms of our senior subordinated discount note indenture. Our senior lenders have notified us and the trustee under our senior subordinated discount note indenture that the senior lenders have elected to block the payment of interest due on the senior subordinated discount notes for a period of 179 days, commencing November 7, 2001. Therefore, we will not be making the November 15, 2001 interest payment on the senior subordinated discount notes in a timely manner. While we have a 30-day grace period in which to cure the payment default on the senior subordinated discount notes, we will not be able to cure such default unless the senior lenders lift the payment blockage.

     The senior lenders' right to effect the payment blockage on the senior subordinate discount notes is based on our non-compliance with our senior debt ratio and total debt ratio under our credit facility. If our obligation to pay cash interest on the senior subordinated discount notes on November 15, 2001 is not satisfied or the senior subordinated discount note indenture is not modified, after the expiration of the 30-day grace period, the holders of the senior subordinated discount notes will be entitled to accelerate the debt evidenced by the senior subordinated discount notes and exercise their remedies.

     We continue to explore a number of alternatives to address our cash interest obligations on the senior subordinated discount notes and our non-compliance with the credit facility. The efforts currently include, among other things, exploring selective asset sales. We are actively negotiating and discussing the sale of several stations. We have signed a letter of intent for the sale of one station for $18.5 million, which is a multiple of 11.2x the station's projected 2001 broadcast cash flow. However, there can be no assurance that this transaction will be completed.

     Our program to sell assets and reduce indebtedness is designed to put us in a position to service our credit facility and the interest payments on the senior subordinated discount notes, including the November 15, 2001 interest payment. However, we cannot provide any assurances that such asset sales will be completed on terms that would be favorable or acceptable to us. Also, there can be no assurance that, if material assets are sold, that the net proceeds from such sales, together with revenues generated from operations, will be sufficient to meet our obligations as they become due. Even if the asset sales are successfully negotiated and sufficient proceeds are raised, there can be no assurance that we will not become subject to a reorganization, liquidation or bankruptcy or that the senior lenders or the holders of the senior subordinated discount notes will not take any action against the Company as a result of the defaults discussed above.

     In addition to the asset sales, we continue to explore other alternatives to address our cash interest obligations on the senior subordinated discount notes and our non-compliance with the credit facility. However, the events of September 11, 2001 and their impact on the Company's operations, together with the continued difficult advertising revenue climate, limit the alternatives that are available to us. There can be no assurance that any proposal we make will be acceptable to the holders of the senior subordinated discount notes or the senior lenders. The entire balance of the senior subordinated discount notes, which totals $154.7 million, has been classified as a current liability as a result of this uncertainty.

     We anticipate that net revenues and broadcast cash flow for the fourth quarter of 2001 will be significantly lower than in the corresponding period of 2000 due to the tragedy of September 11, 2001, the general economic downturn, continued weakness in national advertising revenues and a significant decrease in political advertising revenues. Based on results of operations to date and pacing reports for the balance of the year, we anticipate that broadcast cash flow for the full year of 2001 will decline to approximately $49.0 million as compared to $65.5 million for 2000, a decline of 25%. The Company is attempting to improve its local advertising results to mitigate the decline of national advertising expenditures. The Company has also implemented a cost reduction plan to mitigate some of the revenue shortfalls. However, the Company expects that this plan will be insufficient to cover a significant portion of this shortfall.

     We believe that our Adjusted EBITDA will be sufficient to finance the operating requirements of our stations, debt service requirements with respect to our credit facility and our currently anticipated capital expenditures for the balance of 2001. However, unless we are able to complete contemplated asset sales at favorable prices or modify the terms of our senior subordinated discount notes or otherwise restructure our obligations, we believe our Adjusted EBITDA will not be sufficient to finance our debt service requirements for our senior subordinated discount notes. Moreover, we cannot make the required interest payments on the senior subordinated discount notes until the senior lenders lift the payment blockage or the blockage period expires.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     During September 2001, in accordance with certain covenants of our credit facility, we entered into an interest rate cap agreement, which matures in September 2003. The agreement reduces the impact of changes in interest rates on our floating-rate long-term debt. That agreement effectively entitles us to receive from a financial institution the amount, if any, by which the British Bankers' Association interest settlement rates for U.S. dollar deposits exceeds 6.00% on a notional amount totaling $60,000,000 subject to an amortization schedule. As of September 30, 2001, the settlement rate was 2.59%.


                                     PART II

Item 1. Legal Proceedings.

     We are currently and from time to time involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

Item 3. Defaults Upon Senior Securities.

         See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of the Company's non-compliance with certain of its financial covenants under its credit facility and the Company's anticipated default under its senior subordinated discount note indenture.

Item 6. Exhibits and Reports on Form 8-K.

 (a)(3)  Exhibits.

3.1    --   Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 to Benedek Communications
            Corporation's Registration Statement on Form S-4, File No.
            333-09529, filed on August 2, 1996 (the "S-4 Registration
            Statement").

3.2    --   By-Laws of Benedek Communications Corporation incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement.

3.3    --   Certificate of Designation of the Powers, Preferences and Relative,
            Participating, Optional and Other Special Rights of 11 1/2% Senior
            Exchangeable Preferred Stock and Qualifications, Limitations and
            Restrictions thereof, of Benedek Communications Corporation, incorporated by reference to Exhibit 3.3 to Benedek Communications
            Corporation's Registration Statement on Form S-4, File No.
            333-56367, filed on June 9, 1998 (the "1998 S-4 Registration
            Statement").

3.4    --   Certificate of Designation, Preferences and Relative, Participating,
            Optional and Other Special Rights of Series C Junior Discount
            Preferred Stock and Qualifications, Limitations and Restrictions
            thereof of Benedek Communications Corporation, incorporated by reference to Exhibit 3.4 to the S-4 Registration Statement.

4.1    --   Indenture dated as of May 15, 1996 between Benedek Communications
            Corporations and United States Trust Company of New York, relating to the 13 1/4% Senior Subordinated Discount Notes due 2006,
            incorporated by reference to Exhibit 4.1 to the S-4 Registration
            Statement.

4.2    --   Form of 13 1/4% Senior Subordinated Discount Note due 2006 of
            Benedek Communications Corporation (included in Exhibit 4.1 hereof), incorporated by reference to Exhibit 4.2 to the S-4 Registration
            Statement.

4.3    --   Certificate of Designation of the Powers, Preferences and Relative,
            Participating, Optional and Other Special Rights of 11 1/2% Senior
            Exchangeable Preferred Stock and Qualifications, Limitations and
            Restrictions thereof (filed as Exhibit 3.3 hereof), incorporated by reference to Exhibit 4.6 to the 1998 S-4 Registration Statement.

4.4    --   Certificate of Designation, Preferences and Relative, Participating,
            Optional and Other Special Rights of Series C Junior Discount
            Preferred Stock and Qualifications, Limitations and Restrictions
            thereof of Benedek Communications Corporation (filed as Exhibit 3.4 hereof), incorporated by reference to Exhibit 4.6 to the S-4
            Registration Statement.

4.5    --   Warrant Agreement dated as of June 5, 1996 between Benedek
            Communications Corporation and IBJ Schroder Bank & Trust Company
            with respect to Class A Common Stock of Benedek Communications
            Corporation, incorporated by reference to Exhibit 4.7 to the S-4
            Registration Statement.

4.6    --   Form of Exchange Debenture relating to the 11 1/2% Exchange
            Debentures which may be issued, under certain circumstances, in exchange for the 11 1/2% Senior Exchangeable Preferred Stock of
            Benedek Communications Corporation, incorporated by reference to
            Exhibit 4.9 to the 1998 S-4 Registration Statement.

*10.1   --  Employment Agreement dated as of April 1, 2001 between Benedek
            Broadcasting Corporation and Clyde Payne.

*10.2   --  Amendment dated April 1, 2001 to the Employment Agreement dated as of December 31, 2000 between Benedek Broadcasting Corporation and K.
            James Yager.


        --------------

        *  Filed herewith.

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

                              BENEDEK COMMUNICATIONS CORPORATION
                                       (Registrant)


                                By:     /s/ K. JAMES YAGER
                                        ....................................

                                        K. James Yager
                                        President and Chief Operating Officer
                                        (Authorized Officer)


                                By:     /s/ MARY L. FLODIN
                                        ....................................

                                        Mary L. Flodin
                                        Senior Vice President and Treasurer
                                        (Principal Accounting Officer)
                                        DATE: November 14, 2001